Form 10-Q
period 2001-12-31
NASSDA CORP
filed 2002-02-12
CIK 1157624

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2001

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from _______________ to_________________

Commission file number: 000-33291

NASSDA CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	77-0494462
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2975 Scott Boulevard, Suite 110, Santa Clara CA 95054
(Address of Principal Executive Offices) (Zip Code)

Registrant’s telephone number, including area code: (408) 562-9168

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

At December 31, 2001, 23,758,365 shares of common stock of the Registrant were outstanding.

NASSDA CORPORATION

PART I—FINANCIAL IN FORMATION

ITEM 1.    FINANCIAL STATEMENTS

NASSDA CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31, 2001	September 30, 2001 (1)
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$54,041	$5,655
Short-term investments	7,605	6,520
Accounts receivable, net of allowances $108 and $112 at December 31, 2001 and September 30, 2001, respectively	1,748	1,766
Prepaid expenses and other current assets	305	755
Deferred income taxes	2,043	1,809

Total current assets	65,742	16,505
Property and equipment, net	912	891
Other assets	1,003	1,453

Total assets	$67,657	$18,849

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$862	$111
Accrued liabilities	5,591	5,370
Deferred revenue	2,885	4,472

Total current liabilities	9,338	9,953
Long-term liabilities	465	1,709

Total liabilities	9,803	11,662

Stockholders’ equity:
Common stock, par value $0.001: 110,000,000 shares authorized; 23,758,365 and 18,749,864 shares outstanding at December 31, 2001 and September 30, 2001, respectively	24	19
Additional paid-in capital	57,349	8,137
Deferred stock-based compensation	(2,989)	(3,429)
Accumulated other comprehensive income	—	11
Retained earnings	3,470	2,449

Total stockholders’ equity	57,854	7,187

Total liabilities and stockholders’ equity	$67,657	$18,849

(1)	Derived from the audited consolidated balance sheet of Nassda Corporation as of September 30, 2001

See accompanying notes to condensed consolidated financial statements.

NASSDA CORPORATION

CONDENSED CONSOLIDATED INCOME STATEMENTS
(in thousands, except per share data)

	Three Months Ended December 31,
	2001	2000
	(unaudited)
Revenue:
Product	$4,513	$3,177
Subscription	1,590	375
Maintenance	989	466

Total revenue	7,092	4,018
Cost of revenue:
Product	80	96
Subscription	50	11
Maintenance	157	69

Total cost of revenue	287	176

Gross profit	6,805	3,842

Operating expenses:
Research and development	1,311	966
Sales and marketing	2,118	1,638
General and administrative	1,665	312
Stock-based compensation*	252	117

Total operating expenses	5,346	3,033

Income from operations	1,459	809
Interest income	119	79
Other income (loss), net	(3)	14

Income before taxes	1,575	902
Provision for taxes	(554)	(370)

Net income	$1,021	$532

Earnings per share:
Basic	$0.09	$0.09

Diluted	$0.04	$0.03

Shares used in computing earnings per share:
Basic	11,770	5,815

Diluted	23,943	20,560

* Stock-based compensation includes:
Research and development	$107	$39
Sales and marketing	87	32
General and administrative	58	46

Total	$252	$117

See accompanying notes to condensed consolidated financial statements.

NASSDA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended December 31,
	2001	2000
	(unaudited)
Operating activities
Net income	$1,021	$532
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	104	29
Stock-based compensation	252	117
Deferred income taxes	215	—
Changes in operating assets and liabilities:
Accounts receivable	18	(1,115)
Prepaid expenses and other current assets	450	129
Accounts payable	751	232
Accrued liabilities	221	(149)
Deferred revenue	(1,587)	1,207
Long-term liabilities	(1,244)	234

Net cash provided by operating activities	201	1,216

Investing activities
Purchase of short-term investments	(4,563)	—
Proceeds from maturity of short-term investments	3,468	—
Purchases of property and equipment	(125)	(290)

Net cash used in investing activities	(1,220)	(290)

Financing activities
Proceeds from issuance of common stock	49,573	189
Repurchase of common stock	(168)	—

Net cash provided by financing activities	49,405	189

Increase in cash and cash equivalents	48,386	1,115
Cash and cash equivalents, beginning of period	5,655	4,473

Cash and cash equivalents, end of period	$54,041	$5,588

Supplemental disclosure of cash flow information
Cash paid for income taxes	$988	$—

Supplemental schedule of noncash activities
Unrealized (loss) on short-term investments	$(11)	$—

Deferred stock-based compensation	$(188)	$6

See accompanying notes to condensed consolidated financial statements.

NASSDA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.    Basis of Presentation

The Company

The interim condensed consolidated financial statements included herein have been prepared by Nassda Corporation, without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The interim consolidated financial statements reflect, in the opinion of management, all adjustments necessary (consisting only of normal recurring adjustments) to present a fair statement of results for the interim periods presented. The operating results for any interim period are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2002. The accompanying condensed consolidated financial statements should be read in conjunction with the fiscal 2001 consolidated financial statements and notes included in our Registration Statement on Form S-1, as amended (File No. 333-68934).

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the interim financial statements and the reported amounts revenues and expenses during the reporting period. Actual results could differ from these estimates.

2.    Initial Public Offering

We commenced our initial public offering in which we sold 5 million shares of common stock at $11.00 per share in December 2001. The net proceeds we received from this offering after deducting underwriting discounts and offering expenses were approximately $49.6 million. All outstanding shares of preferred stock were automatically converted into common stock on a share for share basis immediately prior to the first closing of the sale of the first 5 million shares in the initial public offering. Our common stock began trading on the Nasdaq National Market on December 13, 2001.

In January 2002, the underwriters of our initial public offering exercised their over-allotment option to purchase an additional 750,000 shares of common stock at $11.00 per share. The net proceeds we received pursuant to this over-allotment option after deducting underwriting discounts were approximately $7.7 million.

3.    Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average common shares outstanding of the period. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock.

During the three months ended December 31, 2001 and 2000, we had securities outstanding that could potentially dilute basic earnings per share in the future, but these securities were excluded in the computation of diluted earnings per share in such periods as their effect would have been antidilutive. At December 31, 2001 and 2000, options to purchase 186,000 and 723,000 shares of common stock with a weighted average exercise price of $11.00 and $1.125, respectively, were excluded from the diluted net income per share computation.

The following table is a reconciliation of the numerators and denominators used in computing basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended December 31,
	2001	2000
Net income (numerator):	$1,021	$532

Shares (denominator):
Weighted average common shares outstanding	14,556	9,031
Weighted average common shares subject to repurchase	(2,786)	(3,216)

Shares used in basic computation	11,770	5,815
Weighted average common shares subject to repurchase	2,786	3,216
Common shares issuable upon exercise of stock options (treasury stock method)	4,169	4,929
Convertible preferred stock	5,218	6,600

Shares used in diluted computation	23,943	20,560

Basic earnings per share	$0.09	$0.09

Diluted earnings per share	$0.04	$0.03

4.    Comprehensive Income

The components of comprehensive income, net of tax, were as follows (in thousands):

	Three Months Ended December 31,
	2001	2000
Net income	$1,021	$532
Unrealized gain (loss) on investments	(11)	—

Comprehensive Income	$1,010	$532

5. Related Party Transactions

In fiscal 2001, we accrued bonuses of an aggregate of $3.7 million payable to our employees for their services in fiscal 2001. These bonuses will be paid over time on specified schedules. We paid $1.3 million of these bonuses during the three months ended December 31, 2001. If an employee who provided services to us in fiscal 2001 is not employed by us on the scheduled date of a given bonus payment, we will pay the amounts due to that employee on December 15, 2005. In addition, our executive officers have orally agreed that they will not receive their base salaries in fiscal 2002 and fiscal 2003. As a result of our significant bonus accruals in fiscal 2001 and the foregone salaries in fiscal 2002 and fiscal 2003, our compensation expense in fiscal 2002 and fiscal 2003 may not be consistent with fiscal 2001 or indicative of future periods.

6.    Contingencies

In February 2000, a complaint was filed against us and our President alleging breach of contract, breach of fiduciary trust and diversion of corporate opportunity and constructive trust by Synopsys, Inc. (“Synopsys”). In September 2001, a second amended complaint was filed which added allegations of inducing/aiding and abetting breach of fiduciary duty, inducing/aiding and abetting diversion of corporate opportunity, misappropriation of trade secrets, civil conspiracy, breach of confidence and unfair competition, and added as defendants our Chief Executive Officer and Chairman of the Board, and four other founders, each of whom was previously an employee of Synopsys. This action is currently in discovery. We believe that we have meritorious defenses to the allegations and claims and intend to continue to defend ourselves vigorously. However, because of the inherent uncertainty of litigation in general, we cannot be assured that we will ultimately prevail. A preliminary injunction or final judgment rendered against us in this litigation would have a significant negative impact on its business and may prevent us from selling our software and may require us to pay substantial monetary damages to Synopsys. In addition, Synopsys’ allegations and claims, even if ultimately determined to be without merit, could be time consuming to defend, result in costly litigation, divert management’s attention and resources, cause product shipment delays, or require us to enter into royalty or license agreement.

In May 2001, Synopsys filed a complaint against us alleging that our software, HSIM, infringes on a patent. In June 2001, we filed our answer to this complaint and a counterclaim. In the answer, we maintain that we have not infringed on the patent. This action is currently in discovery. We believe that we have meritorious defenses to the claim and intend to defend ourselves vigorously. However, because of the high degree of complexity of the intellectual property at issue and the inherent uncertainty of litigation in general, we cannot be assured that we will ultimately prevail. A preliminary injunction or final judgment rendered against us in this litigation would have a significant negative impact on our business and may prevent us from selling our software and may require us to pay substantial monetary damages to Synopsys. In addition, Synopsys’ allegations and claims, even if ultimately determined to be without merit, could be time consuming to defend, result in costly litigation, divert management’s attention and resources, cause product shipment delays, or require us to enter into royalty or license agreements.

7.    Recent Accounting Pronouncements

On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141, Business Combinations, or SFAS No. 141, and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, or SFAS No. 142. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to the acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized. However, goodwill and intangible assets with indefinite lives will no longer be amortized, but will be tested at least annually for impairment. We adopted SFAS No. 141 and SFAS No. 142 for fiscal 2002 beginning October 1, 2001. The adoption of SFAS No. 141 and SFAS No. 142 had no impact on our financial position, results of operations or cash flows.

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Assets to Be Disposed of. Adoption of SAFS No. 144 is required for our fiscal year beginning October 1, 2002. We expect that the adoption of SFAS No. 144 will have no impact on our financial position, results of operations or cash flows.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q, including the sections titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Litigation”, contains forward-looking statements. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements. In some cases you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. Forward looking statements include, but are not limited to: the statements under “Overview––Quarterly Fluctuations” regarding the impact of quarterly fluctuations of revenues on us; the statements under “Overview––Revenue Recognition” regarding the recognition of future revenue from the sale of HSIM; the statements in the second paragraph under “Results of Operations––Revenues” regarding international sales as a percentage of total revenue; the statements under “Results of Operations—Research and Development” regarding the hiring of new personnel; the statement under “Results of Operations—General and Administrative” regarding the increases in expenditure due to legal fees; the statements in the last paragraph under “Liquidity and Capital Resources” concerning the anticipated spending for capital additions for the next 18 months, the sufficiency of our available resources to meet cash requirements and the factors which will determine our future cash requirements; and the statements in “Factors Affecting Future Operating Results.” These statements are only predictions and you should not place undue reliance on these statements. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various factors including those discussed in “Factors Affecting Future Operating Results” below.

Although we believe that the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of these statements. We are under no duty to update any of the forward-looking statements after the date of this Quarterly Report on Form 10-Q to conform our prior statements to actual results, as a result of new information or otherwise.

Overview

We are a leading provider of full-chip circuit simulation and analysis software for the design and verification of complex semiconductors. Our customers use our software to reduce time-to-market and achieve first silicon success by simulating complex designs rapidly and accurately. We were founded in August 1998 and released our first product, HSIM, in July 1999. Prior to the release of HSIM, our activities primarily consisted of product development. We began recognizing revenue from HSIM in the three months ended September 30, 1999.

Our fiscal year ends on September 30. Throughout this report we refer to the fiscal year ended September 30, 2001 as fiscal 2001, the fiscal year ending September 30, 2002 as fiscal 2002 and so on.

Sources of Revenue

We derive all of our revenue from software licensing and maintenance fees. To date, we have derived substantially all of this revenue from the licensing and support of HSIM. We expect that revenue from HSIM will continue to account for a substantial majority of our revenue for fiscal 2002. Our software does not require customization and generally does not require on-site implementation services. As a result, we have not generated any professional service or consulting revenue. We do not consider backlog to be a meaningful measure of future revenue because our customers can generally cancel orders without penalty.

Product Revenue—Perpetual Licenses

Historically, we have generated the majority of our total revenue from perpetual licenses. Perpetual license customers pay a one-time license fee and are entitled to use the software as long as they desire. To receive support, periodic updates and new enhancements from us, perpetual license customers must purchase maintenance contracts.

Subscription Revenue—Time-Based Licenses

Our time-based licenses give the customer the right to use our software for a fixed period of time, typically one to three years, and include maintenance. Time-based licenses can be renewed for one or more years. An increasing proportion of our total revenue is derived from time-based licenses, as more of our large customers initially subscribe to time-based licenses or subscribe to additional time-based licenses.

Maintenance Revenue

Our perpetual license customers typically purchase maintenance contracts and renew them annually. Customers who purchase maintenance receive support, updates and enhancements when we make them available to our general installed base. We anticipate that as an increasing proportion of our future licenses come from time-based licenses, maintenance revenue may decrease as a percent of total revenue.

Quarterly Fluctuations

While we have increased product, subscription and maintenance revenue in our recent quarters, we believe seasonal factors in our business may cause both the total revenue and each of the components to fluctuate from quarter to quarter. These seasonal factors include patterns in the capital budgeting, purchasing cycles of our current and prospective customers, timing of the renewals of time-based licenses and maintenance, and payment terms which may impact the timing of revenue recognition. Further, commissions represent a significant portion of our sales force compensation, which is structured to encourage sales closures prior to fiscal year end. As a result, we expect that sales efforts will intensify in the fourth fiscal quarter, which could result in our revenue being flat or slightly lower in the first quarter of the subsequent fiscal year.

Revenue Recognition

We recognize and report revenue in three separate categories: product revenue, subscription revenue and maintenance revenue. Product revenue is derived from perpetual license fees. Subscription revenue is derived from time-based license fees and includes maintenance during the license period. We recognize product revenue and subscription revenue when all of the following conditions are met:

•	a written purchase order, license agreement or other contract has been executed;

•	the product and the production license key have been delivered;

•	user acceptance periods, if any, have expired;

•	the license fee is fixed and determinable; and

•	collection of the fee is probable.

Vendor specific objective evidence exists for maintenance on perpetual licenses based on renewal rates. Our customers generally purchase the first year of maintenance when they purchase a perpetual license, so we use the residual method to determine the allocation of revenue to the license portion of multiple element arrangements involving perpetual licenses. Because we bundle both the license and maintenance into our agreements for time-based licenses for the entire term, vendor specific objective evidence does not exist for each element of the arrangement. Therefore, we recognize subscription revenue from time-based licenses ratably over the period of the license. Maintenance revenue is derived from the annual maintenance contracts that are purchased by perpetual licensees. We generally recognize revenue from maintenance ratably over the maintenance period, which is typically one year.

We recognize revenue in accordance with the provisions of American Institute of Certified Public Accountants Statement of Position 97-2, Software Revenue Recognition, as amended by Statement of Position 98-4, Deferral of the Effective Date of Certain Provisions of SOP 97-2, and Statement of Position 98-9, Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions.

Future changes in accounting pronouncements, including those affecting revenue recognition, could require us to change our methods of revenue recognition. These changes could cause us to defer revenue from current periods to subsequent periods or accelerate recognition of deferred revenue to current periods.

Deferred Revenue

Time-based licenses and maintenance that are invoiced in advance and are either paid or due are included in deferred revenue and recognized ratably over the contract period on a straight line basis. Deferred revenue also consists of deferred perpetual license fees for which all of the revenue recognition criteria have not been met. Our deferred revenue does not include any license or maintenance fees that would be recognized more than 12 months from the date of delivery of the software, regardless of whether we have an agreement with the customer or a purchase order for a longer period because there is no penalty for cancellation. Deferred revenue fluctuates depending on the timing of perpetual licenses meeting all the revenue recognition criteria, as well as the number, subscription period, payment terms, and timing of renewals of time-based licenses and maintenance contracts.

Operating Expenses

Since our inception in August 1998, we have incurred substantial costs to develop our technology and products, recruit and train personnel for our engineering, sales and marketing and technical support departments and establish an administrative organization. We anticipate that our operating expenses will increase substantially in the future as we fund more research and development projects, increase our sales and marketing operations both domestically and internationally, develop new sales channels, broaden our technical support and improve our operational and financial systems. Our increased operating expenses will result primarily from higher headcount in all areas, and we expect our headcount to double over the next 18 months. We believe that our operating expenses will grow in absolute dollars in future periods although the rate of growth in expenses from period to period may decline. We expect, however, that as a percent of revenue, operating expenses will not decline significantly, if at all. We will need to generate significant revenue in the future to maintain profitability.

To increase market share in international locations and better serve our customers, we plan to further expand our international operations. As a result of these investments in our international operations, we may experience an increase in cost of sales and other operating expenses disproportionate to revenue from those operations. For the three months ended December 31, 2001, in addition to opening sales offices domestically in New Jersey, Florida and Arizona, we also established direct international sales offices in the United Kingdom and Israel.

In fiscal 2001, we accrued bonuses of an aggregate of $3.7 million payable to our employees for their services in fiscal 2001. These bonuses will be paid over time on specified schedules. We paid $1.3 million of these bonuses during the three months ended December 31, 2001. If an employee who provided services to us in fiscal 2001 is not employed by us on the scheduled date of a given bonus payment, we will pay the amounts due to that employee on December 15, 2005. In addition, our executive officers have orally agreed that they will not receive their base salaries in fiscal 2002 and fiscal 2003. As a result of our significant bonus accruals in fiscal 2001 and the foregone salaries in fiscal 2002 and fiscal 2003, our compensation expense in fiscal 2002 and fiscal 2003 may not be consistent with fiscal 2001 or indicative of future periods.

Stock-Based Compensation

We recorded deferred stock-based compensation of $l.8 million and $2.5 million in connection with stock option grants in fiscal 2000 and fiscal 2001, respectively. We did not record any deferred stock-based compensation in the three months ended December 31, 2001. We have been amortizing this stock-based compensation over the vesting period of the related options, which is generally four years. During fiscal 2000, we amortized $97,000 of stock-based compensation. During fiscal 2001, we recognized aggregate stock-based compensation expense of approximately $2.4 million due primarily to modification of option terms to nonemployees in the three months ended September 30, 2001. These modifications to nonemployee option terms included acceleration of vesting and were made in order to avoid future stock-based compensation charges relating to the variable nature of the awards. During the three months ended December 31, 2001, we recognized aggregate stock-based compensation expense of approximately $252,000. We expect aggregate stock-based compensation expense of approximately $756,000 during the remainder of fiscal 2002, approximately $1.0 million during fiscal 2003, approximately $918,000 during fiscal 2004 and approximately $307,000 during fiscal 2005.

Foreign Currency Transactions

Our revenue is generally denominated in United States dollars; however, our operating expenses in international locations are denominated in local currencies. Historically, our exposure to foreign exchange fluctuations has been minimal; however, as our international sales and operations expand, we anticipate that our exposure to risks associated with foreign currency fluctuations will increase.

Results of Operations

The following table sets forth the results of our operations expressed as a percent of total revenue. Our historical operating results are not necessarily indicative of the results for any future period.

	Three Months Ended December 31,
	2001	2000
Revenue:
Product	63.6%	79.1%
Subscription	22.4	9.3
Maintenance	14.0	11.6

Total revenue	100.0	100.0
Cost of revenue:
Product	1.1	2.4
Subscription	0.7	0.3
Maintenance	2.2	1.7

Gross profit	96.0	95.6

Operating expenses:
Research and development	18.5	24.0
Sales and marketing	29.9	40.8
General and administrative	23.5	7.8
Stock-based compensation	3.5	2.9

Total operating expenses	75.4	75.5

Income from operations	20.6	20.1
Interest income	1.6	2.0
Other income, net	0.0	0.3

Income before taxes	22.2	22.4
Provision for taxes	(7.8)	(9.2)

Net income	14.4%	13.2%

Revenue

Total Revenue. Our revenue consists of product, subscription and maintenance revenue. Total revenue increased by 76.5% or $3.1 million to $7.1 million in the three months ended December 31, 2001 from $4.0 million for the three months ended December 31, 2000. This increase was attributable to an increase in our end user base resulting in substantial growth in product, subscription and maintenance revenue, as well as additional sales to our existing end users.

Revenue from sales outside of North America accounted for 49.0% and 54.6% of total revenue for the three months ended December 31, 2001 and 2000, respectively. The percent of total revenue from outside of North America decreased primarily due to domestic revenue growing at a faster rate than revenue from outside of North America as we penetrated into more domestic major accounts. Revenue from Japan was 31.5% and 25.3% of our total revenue in the three months ended December 31, 2001 and 2000, respectively. Revenue from Taiwan accounted for 16.9% of our total revenue in the three months ended December 31, 2000. No other country outside North America accounted for more than 10% of our total revenue in either of these periods. We expect that revenue from sales outside of North America will continue to account for a significant portion of our total revenue in the future.

Marubeni Solutions, our exclusive distributor for Japan, accounted for approximately 31.5% and 25.3% of our total revenue for the three months ended December 31, 2001 and 2000, respectively. Via Technologies, Inc. and Atmel Corporation, two of our end user customers, accounted for approximately 10.1% and 10.6% of total revenue, respectively, for the three months ended December 31, 2000. No other direct customer or distributor accounted for more than 10% of our total revenue during either of these periods.

Deferred revenue includes perpetual license fees for which all of the revenue recognition criteria had not been met, time-based license fees that have been invoiced and due for which we recognize revenue ratably over the term of the license period, and maintenance fees on perpetual licenses for which we also recognized revenue ratably over the term of the maintenance period. Our deferred revenue decreased to $2.9 million as of December 31, 2001 from $4.5 million as of September 30, 2001 but increased from $1.9 million as of December 31, 2000. This decrease in deferred revenue was primarily attributable to decreases in deferred perpetual license fees for which all of the revenue recognition criteria had not been met and deferred time-based license fees as more time-based license revenue was recognized than invoiced. We expect deferred revenue to fluctuate from quarter to quarter due to the timing of renewals of time-based licenses and maintenance and their respective payment terms. Additionally, deferred revenue may not increase if more customers prefer quarterly payments for time-based licenses and maintenance.

Product Revenue.    Product revenue increased by 42.1%, or $1.3 million, to $4.5 million for the three months ended December 31, 2001 from $3.2 million for the three months ended December 31, 2000. This increase was primarily due to an increase in our perpetual license user base, as well as additional perpetual license purchases from our existing end users. As a percent of total revenue, product revenue decreased to 63.6% for the three months ended December 31, 2001 from 79.1% for the three months ended December 31, 2000, as the growth rate in sales of perpetual licenses was outpaced by growth in time-based licenses.

Subscription Revenue.    Subscription revenue increased by 324.3%, or $1.2 million, to $1.6 million for the three months ended December 31, 2001 from $375,000 for the three months ended December 31, 2000. This increase was primarily due to new customers purchasing time-based licenses, as well as existing customers purchasing additional time-based licenses. As a percent of total revenue, subscription revenue rose to 22.4% for the three months ended December 31, 2001 from 9.3% for the three months ended December 31, 2000. We expect time-based licenses to account for an increasing percent of total revenue in the future.

Maintenance Revenue.    Maintenance revenue increased by 112.2%, or $523,000, to $989,000 for the three months ended December 31, 2001 from $466,000 for the three months ended December 31, 2000. The increase in maintenance revenue was due to the increase in the number of perpetual licenses in the installed base. As a percent of total revenue, maintenance revenue increased to 13.9% for the three months ended December 31, 2001 from 11.6% for the three months ended December 31, 2000. We expect maintenance revenue to vary as a percent of total revenue based on the growth rate of product revenue relative to subscription revenue and the number of customers renewing annual maintenance. If maintenance revenue increases as a percent of total revenue, our gross profit as a percent of total revenue, or gross margin, may decrease because of lower margins on maintenance revenue due to incremental maintenance support costs.

Cost of Revenue

Cost of Product Revenue.    Cost of product revenue consists primarily of royalties due from us to a third-party under an original equipment manufacturer arrangement. We incur only minimal costs to deliver our software as the product and documentation are primarily sent electronically. Our cost of product revenue decreased by 16.7%, or $16,000, to $80,000 for the three months ended December 31, 2001 from $96,000 for the three months ended December 31, 2000 due to decrease in the sublicensing of third-party products. As a percent of total revenue, the cost of product revenue decreased to 1.1% for the three months ended December 31, 2001 from 2.4% for the three months ended December 31, 2000. The cost of product revenue as a percent of total revenue will vary based on the sales of a third-party product.

Cost of Subscription Revenue.    Cost of subscription revenue consists primarily of personnel and allocated overhead expenses for support of time-based licenses. Our cost of subscription revenue increased by 354.5%, or $39,000, to $50,000 for the three months ended December 31, 2001 from $11,000 for the three months ended December 31, 2000. The increase in cost of subscription revenue was primarily due to the personnel and other costs associated with the support of a larger number of time-based licenses. As a percent of total revenue, the cost of subscription revenue increased to 0.7% for the three months ended December 31, 2001 from 0.3% for the three months ended December 31, 2000. We expect the absolute dollar amount of the cost of subscription revenue to increase over the next 12 months.

Cost of Maintenance Revenue.    Cost of maintenance revenue consists primarily of personnel and other expenses related to providing maintenance support to our customers who purchase perpetual licenses. Our cost of maintenance revenue increased by 127.5%, or $88,000, to $157,000 for the three months ended December 31, 2001 from $69,000 for the three months ended December 31, 2000. The increase in cost of maintenance revenue was primarily due to increased hiring of dedicated support personnel to provide support to a growing installed user base. As a percent of total revenue, the cost of maintenance revenue increased to 2.2% for the three months ended December 31, 2001 from 1.7% for the three months ended December 31, 2000. The increase in the cost of maintenance revenue as a percent of total revenue was primarily due to the increased number of perpetual licensees. We expect that the absolute dollar amount of cost of maintenance revenue will grow in the next 12 months as we continue to increase support for our growing base of domestic and international customers.

Operating Expenses

Research and Development.    Research and development expenses consist of engineering costs to develop new products, enhance existing products and perform quality assurance activities. Our research and development expenses increased by 35.7%, or $345,000, to $1.3 million for the three months ended December 31, 2001 from $966,000 for the three months ended December 31, 2000. The increase in research and development expenses was primarily due to the hiring of additional research and development personnel, partially offset by decreases in bonuses. Research and development headcount increased to 33 at December 31, 2001 from 19 at December 31, 2000. As a percent of total revenue, research and development expenses decreased to 18.5% in the three months ended December 31, 2001 from 24.0% in the three months ended December 31, 2000. The decreases in research and development expenses as a percent of total revenue occurred because the growth rate of total revenue exceeded the growth rate of research and development expenses. We anticipate that research and development expenses will continue to increase in absolute dollars in the future.

Sales and Marketing.    Sales and marketing expenses consist primarily of salaries, commissions, travel, promotional and advertising costs. Our sales and marketing expenses increased by 29.3%, or $480,000, to $2.1 million for the three months ended December 31, 2001 from $1.6 million for the three months ended December 31, 2000. The absolute dollar increases in sales and marketing expenses were primarily due to the hiring of additional sales, application engineering, and marketing personnel which increased to 37 at December 31, 2001 from 13 at December 31, 2000 and, to a lesser extent, increased trade show and other marketing activities and the expansion of our sales offices. As a percent of total revenue, sales and marketing expenses decreased to 29.9% in the three months ended December 31, 2001 from 40.8% in the three months ended December 31, 2000. The decreases in sales and marketing expenses as a percent of revenue occurred because the growth rates of total revenue exceeded the growth rates of sales and marketing expenses. We expect that sales and marketing expenses will continue to increase in absolute dollars in future periods.

General and Administrative.    General and administrative expenses represent corporate, finance, human resource, administrative, legal and consulting expenses. Our general and administrative expenses increased by 433.7%, or $1.4 million, to $1.7 million for the three months ended December 31, 2001 from $312,000 for the three months ended December 31, 2000. As a percent of total revenue, general and administrative expenses increased to 23.5 % for the three months ended December 31, 2001 from 7.8% for the three months ended December 31, 2000. The increase in general and administrative expenses was primarily due to legal fees and the hiring of additional finance and operations personnel. General and administrative headcount increased to nine at December 31, 2001 from two at December 31, 2000. We expect that general and administrative expenses will continue to increase in absolute dollars from our support of our future operations, as well as from increased legal fees, directors and officers insurance and the costs of public company compliance reporting.

Stock-Based Compensation.    Stock-based compensation expense increased by 115.4%, or $135,000, to $252,000 for the three months ended December 31, 2001 from $117,000 for the three months ended December 31, 2000. As a percent of total revenue, stock-based compensation expense increased to 3.6% for the three months ended December 31, 2001 from 2.9% for the three months ended December 31, 2000. Stock-based compensation expense increased in part due to additional deferred stock-based compensation related to employee stock options recorded in fiscal 2001.

Interest Income

Interest income increased by 50.6%, or $40,000, to $119,000 for the three months ended December 31, 2001 from $79,000 for the three months ended December 31, 2000. Due to net proceeds from our initial public offering and increasing profitability and cash flow, cash balances increased, which resulted in increased interest income, despite lower interest rates. As a percent of total revenue, interest income decreased to 1.7% for the three months ended December 31, 2001 from 2.0% for the three months ended December 31, 2000.

Other Income (Expense), Net

Our other income (expense), net remained relatively unchanged and was immaterial for the three months ended December 31, 2001 and 2000.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through private sales of preferred stock for aggregate proceeds of $525,000 in September 1998 and for aggregate proceeds of $1.5 million in May 1999. We have also financed our operations through the sale of common stock to employees and cash generated from profits. On December 13, 2001, we commenced our initial public offering in which we sold 5 million shares of common stock at a price of $11.00 per share. In January 2002, our underwriters exercised their over-allotment option for an additional 750,000 shares of common stock at the same price. Total net proceeds after deducting underwriting discounts and offering expenses, including the exercise of the over-allotment option, were approximately $57.3 million.

As of December 31, 2001, we had cash, cash equivalents and short-term investments of $61.6 million and working capital of $56.4 million.

Net cash provided by operating activities was $201,000 for the three months ended December 31, 2001 and $1.2 million for the three months ended December 31, 2000. Net cash provided by operating activities for the three months ended December 31, 2001 resulted primarily from net income and increases in accounts payable, offset by decreases in deferred revenue and long term liabilities. Net cash provided by operating activities for the three months ended December 31, 2000 resulted primarily from net income and increases in deferred revenue, offset by an increase in accounts receivable.

Net cash used in investing activities was $1.2 million for the three months ended December 31, 2001 and $290,000 for the three months ended December 31, 2000. In the three months ended December 31, 2001, the increase primarily related to the purchase of investment securities with maturities of 91 days to one year.

Net cash provided by financing activities was $49.4 million for the three months ended December 31, 2001 and $189,000 for the three months ended December 31, 2000. For the three months ended December 31, 2001, net cash provided by financing activities was primarily due to the net proceeds from the sale of 5 million shares of common stock in our December 2001 initial public offering.

Capital expenditures were approximately $125,000 for the three months ended December 31, 2001 and $290,000 for the three months ended December 31, 2000. Our capital expenditures consisted of purchases of computer equipment, software and office furniture and fixtures. We expect to invest approximately $1.0 million in the remainder of fiscal 2002 for similar assets.

As of December 31, 2001, we had no borrowings, lines of credit, outstanding equipment leases or lease lines.

We intend to continue to invest heavily in the development of new products and enhancements to existing products. We also intend to increase our sales and marketing operations. Our future liquidity and capital requirements will depend on numerous factors, including:

•	the amount and timing of revenue;

•	the extent to which our existing and new products gain market acceptance;

•	the extent to which customers continue to renew annual time-based licenses and maintenance;

•	the cost and timing of expansion of product research and development efforts, including such efforts outside North America, and the success of these development efforts;

•	the cost and timing of expansion of sales and marketing activities, including such activities outside North America; and

•	available borrowings under future credit arrangements, if any.

We believe that our current cash and investment balances and any cash generated from operations, will be sufficient to meet our operating and capital requirements for at least the next 18 months. However, it is possible that we may require additional financing within this period. We have no current plans, and we are not currently negotiating to obtain additional financing. The factors described above will affect our future capital requirements and the adequacy of our available funds. In addition, even if we raise sufficient funds to meet our anticipated cash needs during the next 18 months, we may need to raise additional funds beyond this time. We may be required to raise those funds through public or private financings, strategic relationships or other arrangements. We cannot assure you that such funding, if needed, will be available on terms attractive to us, or at all. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. If we fail to raise capital as and when needed, our failure could have a negative impact on our ability to pursue our business strategy and maintain profitability.

Recent Accounting Pronouncements

On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141, Business Combinations, or SFAS No. 141, and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, or SFAS No. 142. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to the acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized. However, goodwill and intangible assets with indefinite lives will no longer be amortized, but will be tested at least annually for impairment. We adopted SFAS No. 141 and SFAS No. 142 for fiscal 2002 beginning October 1, 2001. The adoption of SFAS No. 141 and SFAS No. 142 had no impact on our financial position, results of operations or cash flows.

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Assets to Be Disposed of. Adoption of SFAS No. 144 is required for our fiscal year beginning October 1, 2002. We expect that the adoption of SFAS No. 144 will have no impact on our financial position, results of operations or cash flows.

Factors Affecting Future Results

We have relied and expect to continue to rely on HSIM for a substantial majority of our revenue, and a decline in sales of licenses for HSIM could cause our revenue to decline.

Historically, we have derived substantially all of our revenue from HSIM. We believe HSIM is the first hierarchical simulator that meets the circuit verification challenges of complex nanometer semiconductors. We expect that the revenue from this product will continue to account for substantially all of our revenue for at least the next 12 months. The electronic design automation software market, including the market for hierarchical simulator software, is characterized by rapid technological change, frequent new product introductions, uncertain product life cycles and evolving industry standards. If our competitors introduce new products that compete with HSIM, our revenue could decline materially and our results of operations could be harmed. Since we expect HSIM to continue to account for substantially all of our revenue in the next 12 months, any factors adversely affecting the pricing of our licenses of or demand for

HSIM, including competition or technological change, could cause our revenue to decline materially and our business to suffer. Some of the factors that may affect sales of HSIM may be beyond our control.

Our revenue would decline substantially if our customers do not purchase additional licenses or renew existing time-based licenses and maintenance from us.

We rely on additional perpetual and time-based license revenue from our existing customers, as well as annual maintenance renewals for our perpetual licenses and renewal of our time-based licenses when they expire. Even if we are successful in generating revenue from our software to new customers, if our existing customers do not purchase additional licenses for our software or renew their annual maintenance for perpetual licenses, we would experience a decline in revenue. We would also experience a material decline in revenue if customers with time-based licenses do not renew those licenses when they expire.

If semiconductor design and manufacturing companies experience recession or other conditions which impact their operating budgets, they may delay or cancel purchases of our software, which would reduce our revenues and cause our business to suffer.

The primary customers for our software are semiconductor design and manufacturing companies. Any significant downturn in our customers’ markets, or domestic and global conditions, which result in the reduction of research and development budgets or the delay of software purchases, would likely result in a decline in demand for our software and services and could harm our business. Since early 2000, the semiconductor industry has experienced a substantial decline in order volume and revenue. In addition, the terrorist attacks of September 11, 2001, the subsequent military response by the United States and future events occurring in response to or in connection with the attacks may negatively impact the economy in general. In particular, these events may negatively affect the semiconductor design and manufacturing industry. This could result in our customers delaying or canceling the purchase of our software. Any of these occurrences could have a significant impact on our operating results, revenues and costs and may cause the market price of our common stock to decline or become more volatile.

In addition, the markets for semiconductor products are cyclical. For example, in recent years certain Asian countries have experienced significant economic difficulties, including currency devaluation and instability, business failures and a depressed business environment. These difficulties have triggered a significant downturn in the semiconductor market, resulting in reduced budgets for chip design tools which, in turn, has negatively impacted us. We cannot predict what impact the recent economic slowdown and in particular, the semiconductor industry, will have on our business but it may result in fewer purchases of licenses of our software, substitution to our lower priced configurations by customers who previously licensed our higher priced configurations or nonrenewal of time-based licenses. If the current economic slowdown continues, we may not meet our revenue expectations for upcoming quarters.

We are currently a defendant in two lawsuits brought by Synopsys. The prosecution of these lawsuits could have a substantial negative impact on our business. Should Synopsys prevail, we may be required to pay substantial monetary damages or be prevented from selling our software.

In February 2000, Synopsys, Inc. filed a complaint in the Superior Court of the State of California in the County of Santa Clara against us and An-Chang Deng, our President. The complaint alleged breach of contract, breach of fiduciary trust and diversion of corporate opportunity and constructive trust. In September 2001, Synopsys filed its second amended complaint, which added allegations of inducing/aiding and abetting breach of fiduciary duty, inducing/aiding and abetting diversion of corporate opportunity, misappropriation of trade secrets, civil conspiracy, breach of confidence and unfair competition, and added as individual defendants Sang Wang, our Chief Executive Officer and Chairman of our board of directors, and four of our other founders, each of whom was previously an employee of Synopsys. Synopsys has not requested specific damages or relief to date except for a preliminary injunction, which was denied on November 20, 2001. However, Synopsys did request unspecified damages, an injunction and a constructive trust on unspecified intellectal property belonging to us. This action is currently in discovery. We believe that we have meritorious defenses to Synopsys’ allegations and claims and we intend to continue to defend ourselves vigorously. However, because of the inherent uncertainty of litigation in general and the fact that the discovery related to this litigation is ongoing, we cannot assure you that we will ultimately prevail. Should Synopsys ultimately succeed in the prosecution of its claims, we could be permanently enjoined from selling our software and deriving related maintenance revenue. In addition, we may be required to pay substantial monetary damages to Synopsys. Further, we could be enjoined preliminarily from selling our software during the course of the litigation. Litigation such as the suit Synopsys has brought against us can take years to resolve and can be expensive to defend. Although the final outcome of the litigation may not occur for some time, the parties periodically conduct evidence gathering, meet to discuss the status of the litigation and file motions and other requests for the court to act. The results of these periodic activities, particularly the court’s decisions on current, pending and future motions, could affect the ultimate outcome of the litigation, either for or against us, prior to a trial on the merits, or strengthen or weaken our ability to assert claims and defenses. If any of Synopsys’ motions ultimately prevail, our ability to defend ourselves against the claims brought against us in this litigation could be severely limited. It is possible that our relationships with our customers will be seriously harmed in the future as a result of the Synopsys litigation. Accordingly, an adverse judgment, if entered on any Synopsys claim, could seriously harm our business, financial position and results of operations and cause our stock price to decline substantially. In addition, the Synopsys allegations and claims, even if ultimately determined to be without merit, could be time consuming to defend, result in costly litigation, divert our management’s attention and resources, cause product shipment delays, or require us to enter into royalty or license agreements. These royalty or license agreements may not be available on terms acceptable to us, if at all, and the prosecution of the Synopsys allegations and claims could significantly harm our business, financial position and results of operations and cause our stock price to decline substantially.

In May 2001, Synopsys filed a complaint in the United States District Court, Northern District of California, San Jose division, against us, alleging that our HSIM software infringes Synopsys U.S. Patent No. 5,878,053 entitled “Hierarchical Power Network Simulation and Analysis tool for reliability testing of Deep Submicron IC Designs.” Synopsys has requested relief including unspecified damages and an injunction. In June 2001, we filed an answer to the complaint denying infringement of a valid enforceable patent and a counterclaim. As currently pending, the counterclaim alleges, among other things, that Synopsys’ patent at issue is unenforceable and that Synopsys has engaged in monopolization. We believe that we have meritorious defenses to Synopsys’ claims, including that HSIM does not infringe Synopsys’ patent, and we intend to defend ourselves vigorously. However, because of the high degree of complexity of the intellectual property at issue, the inherent uncertainties of litigation in general, and the preliminary nature of this litigation, we cannot assure you that we will ultimately prevail. In this regard, the Court has yet to hold a claim construction hearing to establish the meaning of the claims of the Synopsys patent at issue. The outcome of such a hearing could have a significant impact on the outcome of this dispute. Should Synopsys ultimately succeed in the prosecution of its claims, we could be permanently enjoined from selling our software and deriving related maintenance revenue. In addition, we may be required to pay substantial monetary damages to Synopsys. Further, we could be enjoined preliminarily from selling our software during the course of the litigation. Litigation such as the suit Synopsys has brought against us can take years to resolve and can be expensive to defend. Although the final outcome of the litigation may not occur for some time, the parties periodically conduct evidence gathering, meet to discuss the status of the litigation and file motions and other requests for the court to act. The results of these periodic activities, particularly the court’s decisions on current pending and future motions, could effect the ultimate outcome of the litigation, either for or against us, prior to a trial on the merits, or strengthen or weaken our ability to assert claims and defenses. It is possible that our relationships with our customers will be seriously harmed in the future as a result of the Synopsys litigation. Accordingly, an adverse judgment, if entered on any Synopsys claim, could seriously harm our business, financial position and results of operations and cause our stock price to decline substantially. In addition, the Synopsys allegations and claims, even if ultimately determined to be without merit, could be time consuming to defend, result in costly litigation, divert our management’s attention and resources, cause product shipment delays, or require us to enter into royalty or license agreements. These royalty or license agreements may not be available on terms acceptable to us, if at all, and the prosecution of the Synopsys allegations and claims could significantly harm our business, financial position and results of operations and cause our stock price to decline substantially.

We began licensing our software in July 1999. As a result of our limited operating history, we are subject to risks associated with early-stage companies and you may have difficulty evaluating our business, operating results and future prospects.

Our company was founded in August 1998, and we began licensing our software in July 1999. As a result, an investor in our common stock must consider the risks and difficulties we may encounter as an early-stage company in the electronic design automation software market for new and rapidly evolving complex nanometer-scale semiconductors. Our limited historical financial performance also makes it difficult for you to evaluate our business and results of operations to date and to assess our future prospects and viability. Further, our brief operating history has resulted in period over period revenue and profitability growth rates that may not be indicative of our future results of operations. We cannot be certain that our business strategy will be successful. If we are unable to execute our business strategy successfully, our stock price will be adversely affected.

If we lose any of our key personnel, our ability to manage our business and continue our growth would be negatively impacted.

Our future success depends in part on our ability to enhance our existing products and achieve market acceptance of new, innovative products and technologies. Our software and technologies are complex and to successfully implement our business strategy and manage our business, an in depth understanding of circuit design and the physical behavior of complex nanometer-scale semiconductors is required. We depend substantially on the expertise of Sang S. Wang, our Chairman and Chief Executive Officer, and our existing engineering personnel, especially An-Chang Deng, our President, and our other founders: Walter Chan, Iouri Feinberg, Andrei Tcherniaev and Jeh-Fu Tuan. We do not have long-term employment agreements with our founders and the loss of the services of any of our key employees could adversely affect our business and slow our product development process. We do not maintain key person life insurance on any of our employees. Further, four of our executive officers have agreed to work without receiving salary during fiscal 2002 and 2003. If any or all of these executive officers must be replaced, we would incur unexpected expenses relating to the payment of salaries to the replacement executive officers during fiscal 2002 and 2003.

If we do not continue to expand our sales force and customer service and support organization, our revenue may not grow.

Approximately 64.1% of our total revenue in the three months ended December 31, 2001, 61.2% of our total revenue in fiscal 2001 and 53.4% of our total revenue in fiscal 2000, were from our direct sales efforts. Our software requires sophisticated sales efforts by experienced and knowledgeable personnel. Competition for these individuals is intense due to the limited number of people available with the necessary sales experience and technical understanding of electronic design automation products. Hiring customer service and support personnel is also very competitive in our industry due to the limited number of people available with the necessary technical skills. Our sales and support staff consisted of 35 persons as of December 31, 2001. If we are unable to successfully train and integrate sales and support personnel and continue to identify, hire, train and retain new qualified individuals, our revenue may not grow.

If we are unable to attract and retain qualified research and development personnel, our business will suffer.

There are a limited number of qualified software engineer and research and development personnel with the necessary experience and understanding of complex nanometer-scale semiconductor design products in the San Francisco Bay Area, where our primary facility is located. The scarcity of qualified persons may cause us to incur higher salary costs or require us to provide larger stock option grants. We recently opened a small research and development facility in Taiwan to broaden the pool of software engineers from which we can recruit. We cannot assure you that this strategy will help us satisfy our need for qualified personnel. Further, we may encounter other difficulties with managing geographically separate research and development activities. If we fail to attract, motivate and retain engineers and research and development personnel, we may be unable to develop or enhance our software or meet the demands of our customers in a timely manner and our business would suffer.

Because we rely on distributors for a large portion of our revenue, our revenue could decline if our existing distributors do not continue to purchase software licenses from us.

A majority of our sales outside North America and Europe are conducted through distributors. Sales by our distributors accounted for approximately 35.9% of our total revenue in the three months ended December 31, 2001, 38.8% of our total revenue in fiscal 2001 and 46.6% of our total revenue in fiscal 2000. We rely on Marubeni Solutions Corp. as the exclusive distributor of our software in Japan. Sales to Marubeni Solutions accounted for 31.5% of our total revenue in the three months ended December 31, 2001, 29.6% of our accounts receivable atatatatAT December 31, 2001, 24.1% of our total revenue in fiscal 2001 and 28.1% of our accounts receivable at September 30, 2001. We cannot be certain that we will be able to attract distributors that market our software effectively or provide timely and cost effective user support and service. Further, our agreements with our distributors provide exclusive distribution rights, but do not obligate the distributor to purchase any amount of licenses of our software or sell licenses of our software. Consequently, one or more of our distributors may not continue to represent our software or devote a sufficient amount of effort and resources to selling our licenses of software in their territories. We may from time to time be forced to terminate relationships with distributors who do not maintain an appropriate level of sales. This could cause our sales in a given territory to decrease substantially or completely until a suitable replacement distributor can be found. In the past, we have terminated our relationships with certain distributors for poor performance. Even if we are successful in selling licenses of our software through new distributors, the rate of growth of our total revenue could be harmed if our existing distributors do not continue to sell licenses of our software or our new distributors are not quickly and effectively trained to sell licenses of and support our software.

If we fail to adequately match our expenses to anticipated revenue in any given quarter, our operating results could fall below market expectations and cause the price of our stock to decline.

Because of the seasonal fluctuations in our business, cyclicality of the semiconductor industry and the rapidly evolving market for complex nanometer-scale semiconductors, our ability to accurately forecast our quarterly revenue is limited. As a result, it is difficult to predict the revenue we will recognize in any given quarter.

We expect to experience seasonal fluctuations in our revenue due to:

•	capital budgeting and purchasing cycles of our customers;

•	economic incentives for our sales force; and

•	lengthening of the sales cycle due to limited resources as a result of layoffs by our customers, longer approval process, summer holidays, particularly in Europe and Japan.

Commissions represent a significant portion of our sales force compensation, which is structured to encourage sales closures prior to fiscal year end. As a result, we expect that sales efforts will intensify in the fourth fiscal quarter which could result in our revenue being flat or slightly lower in the first quarter of the subsequent fiscal year.

It is difficult for us to evaluate the degree to which these factors may reduce our sales because our revenue growth has masked the impact of these factors in recent periods. These seasonal trends could materially affect our quarter to quarter operating results, which could negatively impact our stock price.

Because most of our costs are relatively fixed in the short term, we may be unable to reduce our expenses to avoid or minimize the negative impact on our quarterly operating results if anticipated revenue is not realized. In addition, our business may not grow rapidly enough to absorb the costs of our personnel and facilities. As a result, our quarterly operating results could fluctuate, which could adversely affect the market price of our common stock.

If we fail to enhance our circuit simulation and analysis software and develop and introduce new circuit simulation and analysis software on a timely basis, we may not be able to address the needs of our customers, our technology may become obsolete and our results of operations may be harmed.

The electronic design automation software market is characterized by rapid technological change, frequent new product introductions and enhancements, uncertain product life cycles, changes in user demands and evolving industry standards. The introduction of software embodying new technologies and the emergence of new industry standards can render existing software in the semiconductor design industry obsolete and unmarketable. For instance, if customers widely adopt new engineering languages to describe their semiconductor designs and our software fails to support those languages adequately, demand for our software will suffer. To be successful, we must devote a substantial amount of our resources to enhance HSIM, keep pace with changes within our industry and develop and market new technologies. If our enhanced products or our future products and technologies do not achieve market acceptance, we may not be able to maintain our market share or recoup our development costs. As a result, our operating results would be harmed. For example, we intend to introduce a post-layout hierarchical circuit simulation and analysis software for complex nanometer-scale semiconductors in the future. We cannot be certain that this new software will gain market acceptance or that the revenue generated by this new software will exceed the related development and marketing costs.

Our sales cycle is unpredictable and may be more than six months, so we may fail to adequately match our expenses to anticipated revenue in any given period or meet market expectations.

Our sales cycle, or the period between our initial contact with a potential customer and the customer’s purchase of a license of our software, generally ranges from three to six months but may be longer, particularly in an economic downturn. We cannot predict the exact length of our sales cycle, which at times has exceeded six months. The unpredictability of our sales cycle makes it difficult to plan our expenses and forecast our results of operations for any given period. If we do not correctly predict the timing of our customers’ purchases, the amount of revenue we recognize in a given quarter could be negatively impacted, which could harm our operating results. Our sales cycle may lengthen because of several factors, including:

•	long technical evaluation periods and validation periods for the integration of our software with our potential customers’ existing semiconductor design flow;

•	the significant investment of resources required by customers to purchase and integrate our software into their design flow, particularly customers with large semiconductor design organizations;

•	competition from other electronic design automation software vendors;

•	limited capital spending due to customers’ uncertainty about economic conditions;

•	limited access to key decision makers of potential customers to authorize the adoption of our software;

•	budget cycles of our customers which affect the timing of purchases; and

•	delay of purchases due to announcements or planned introductions of new products by our competitors or us.

If we were to experience a delay in our orders, it could harm our ability to meet our forecasts or investors’ expectations for a given quarter and ultimately result in the decrease of our stock price. Further, if our sales cycle unexpectedly lengthens in general, it would adversely affect the timing of our revenue recognition, which could cause us not to meet market expectations and cause our stock price to suffer.

Our expansion into international markets will result in higher personnel costs or distributor commissions and could reduce our operating margins.

In order to penetrate international markets further, we must either expand the number of distributors who sell licenses of our software or increase our direct international sales presence. As we increase our direct international sales presence, our sales efforts may be delayed as we begin our local sales activities and we may incur higher personnel costs that may not result in additional revenue. These costs and the time to establish a local sales presence could harm our operating results. We may not realize corresponding growth in operating margins from growth in international sales due to the higher costs of these sales. To date, we have relied primarily on international distributors and have only recently begun to significantly employ direct sales personnel outside of North America. Even if we expand our direct and indirect international selling efforts, our efforts may not create or increase international market demand for our software or generate revenue sufficient to recoup the cost of this expansion.

If we experience losses in the future, the market price of our common stock could decline.

Although we had net income for the past nine quarters, we may incur losses in the future. In order to fund our growth and implement our strategies, we must continue to increase our investment in research and development, sales and marketing and other operations. As a result, we will need to generate significant revenue to maintain profitability. If we do not maintain profitability, the market price of our common stock may decline, perhaps substantially.

We anticipate that our expenses will increase substantially in the next 12 months as we:

•	increase our sales and marketing activities, particularly by expanding our direct sales force;

•	continue to increase the size and number of locations of our support organization;

•	continue to invest in research and development to enhance our existing products and technologies and develop new circuit simulation and analysis products; and

•	implement additional internal systems, develop additional infrastructure and hire additional management to keep pace with our growth.

•	continue to defend ourselves vigorously against the two lawsuits brought by Synopsys.

Any failure to significantly increase our revenue as we implement our strategies would also harm our ability to maintain profitability and could negatively impact the market price of our common stock.

If we are not able to preserve the value of our software’s intellectual property, our business will suffer.

Our software is differentiated from that of our competitors by our internally developed technology. If we fail to protect our intellectual property, other vendors could sell circuit simulation and analysis software with capabilities similar to ours, and this could reduce demand for our software. We protect our intellectual property through a combination of copyright, patent, trade secret and trademark laws. We have only recently commenced a patent program and to date have filed two patent applications which have not been issued. We generally enter into confidentiality or license agreements with our employees, consultants and corporate partners, and generally seek to control access to our intellectual property and the distribution of our software, documentation and other proprietary information. However, we believe that these measures afford only limited protection. Others may develop technologies that are similar or superior to our technology or design around the copyrights and trade secrets we own. Unauthorized parties may attempt to copy or otherwise obtain and use our software or technology. Policing unauthorized use of our software is difficult and expensive, and we cannot be certain that the steps we have taken will prevent misappropriation of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as those in the United States. If our means of protecting our proprietary rights is inadequate or ineffective, our business may be severely harmed.

A protracted infringement claim or a significant damage award would adversely impact our operating results.

Substantial litigation and threats of litigation regarding intellectual property rights exist in our industry. We expect that circuit simulation and analysis design software may be increasingly subject to third-party infringement claims as the number of competitors in our industry segment grows and the functionality of products in different industry segments overlaps. We are not aware of any valid proprietary rights of third parties that our software infringes. We are currently a defendant in two lawsuits brought by Synopsys. Additional third parties other than Synopsys may claim that we infringe their intellectual property rights. Any claims, with or without merit, could:

•	be time consuming to defend;

•	result in costly litigation and/or damage awards;

•	divert our management’s attention and resources;

•	cause customers to cancel or delay orders;

•	cause product shipment delays; or

•	require us to seek to enter into royalty or licensing agreements.

These royalty or licensing agreements may not be available on terms acceptable to us, if at all. A successful claim of product infringement against us or our failure to license the infringed or similar technology could adversely affect our business. We would not be able to sell licenses of the impacted software without exposing ourselves to litigation risk and damages or we may be required to redevelop the software and incur significant additional expense. Because we expect to derive substantially all of our revenue from HSIM in the next fiscal year, anything that would limit our ability to license HSIM would harm our business.

Any potential dispute involving our intellectual property could include our customers and strategic partners, which could trigger our indemnification obligations with them and result in substantial expense.

In any potential dispute involving our intellectual property, our customers and strategic partners could also become the target of litigation. This could trigger our technical support and indemnification obligations in our license agreements which could result in substantial expense to us. In addition to the time and expense required for us to supply such support or indemnification to our customers and strategic partners, any such litigation could severely disrupt or shut down the business of our customers and strategic partners, which in turn could hurt our relations with our customers and strategic partners and cause licenses for our software to decrease.

Significant errors in our software or the failure of our software to conform to specifications could result in our customers demanding refunds from us or asserting claims for damages against us.

Because our circuit simulation and analysis software is complex, our software could fail to perform as anticipated. Further, errors in our software may be found in the future. The detection of any significant errors may result in:

•	product liability claims or damage awards;

•	the loss of or delay in market acceptance and sales of our software;

•	injury to our reputation and hindered market acceptance of our software;

•	diversion of development resources from new software to fix errors in existing software;

•	costs of corrective actions or returns of defective software;

•	reduction in maintenance or time-based license renewal rates; or

•	delays in shipping dates for our software.

We have warranted that our software will operate in accordance with our user documentation. If our software fails to conform to these specifications, customers could demand a refund for the purchase price or assert and collect on claims for damages.

Moreover, because our software is used in connection with other vendors’ products that are used to design complex nanometer-scale semiconductors, significant liability claims may be asserted against us if our software does not work properly individually or with other vendors’ products. Our agreements with customers typically contain provisions intended to limit our exposure to liability claims. However, these limitations may not preclude all potential claims and we have only minimal insurance against such liabilities. Regardless of their merit, liability claims could require us to spend significant time and expense in litigation and divert management’s attention from other business pursuits. If successful, a product liability claim could require us to pay significant damages. Any claims, whether or not successful, could seriously damage our reputation and our business.

Because our strategy to expand our international operations is subject to uncertainties, we may not be able to enter new markets outside North America or generate a significant level of revenue from those markets.

Customers outside North America accounted for 49.0% of our total revenue in the three months ended December 31, 2001, 51.0% of our total revenue in fiscal 2001 and 52.3% of our total revenue in fiscal 2000. We plan to increase our international sales activities, but we have limited experience marketing and directly licensing our software internationally.

We have sales offices in France, Germany, Israel and the United Kingdom, and rely on indirect sales in Asia. Although our sales contracts provide for payment for our software licenses in United States dollars, our expenses incurred in foreign locations are generally denominated in the applicable local currency. To date we have not undertaken any foreign currency hedging transactions, and as a result, our future expense levels from international operations may be unpredictable due to exchange rate fluctuations. Our international operations are subject to other risks, including:

•	the impact of recessions in economies outside North America;

•	difficulties and costs of staffing and managing foreign operations;

•	foreign currency fluctuations;

•	reduced protection for intellectual property rights in some countries;

•	changes in import or export duties, quotas or controls, which could prevent us from shipping our software into markets outside North America;

•	greater difficulty in accounts receivable collection and longer collection periods;

•	unexpected changes in regulatory requirements;

•	proper maintenance of corporate formalities by our foreign subsidiaries;

•	potentially adverse tax consequences, including the impact of expiry of tax holidays; and

•	political and economic instability.

We intend to pursue strategic relationships but these efforts could substantially divert management attention and resources.

In order to establish strategic relationships with semiconductor technology leaders and leading electronic design automation tool providers, we may need to expend significant resources and will need to commit a significant amount of management time and attention, with no guarantee of success. We may be unable to establish key industry strategic relationships if any of the following occur:

•	potential industry partners become concerned about our ability to protect their intellectual property;

•	potential industry partners develop their own solutions to address circuit simulation and analysis of complex nanometer-scale semiconductors;

•	our potential competitors establish relationships with industry partners with which we seek to establish a relationship; or

•	potential industry partners attempt to restrict our ability to enter into relationships with their competitors.

We have only recently entered into our current strategic relationships. These relationships may not continue or be successful. We also may be unable to find additional industry partners that are suitable.

We may not be able to expand our proprietary technologies if we do not make acquisitions or investments or fail to successfully integrate the acquired companies with our business.

To expand our proprietary technologies, we may acquire or make investments in complementary businesses, technologies or products if appropriate opportunities arise. We may be unable to identify suitable acquisition or investment candidates at reasonable prices or on reasonable terms, or complete future acquisitions or investments, any of which could slow our growth strategy. We may have difficulty integrating the products, personnel, culture, ideologies or technologies of any acquisitions we might make. These difficulties could disrupt our ongoing business, distract our management and employees and increase our expenses. In addition, the key personnel of the acquired company may decide not to work for us and if our customers are uncertain about our ability to operate on a combined basis, they could delay or cancel orders for our software. Furthermore, we may have to incur debt or issue equity securities to pay for any future acquisition, the issuance of which would be dilutive to our existing stockholders. We also could have difficulty in assimilating the acquired company’s or division’s personnel and operations, which could negatively affect our operating results.

Our recent growth has placed a significant strain on our management systems and resources and we may be unable to effectively control our costs and implement our business strategies as a result.

We recently experienced a period of rapid growth. Our total number of employees increased from 25 as of September 30, 2000 to 79 as of December 31, 2001. Our productivity and the quality of our software may be adversely affected if we do not integrate, train and motivate our new employees quickly and effectively. We also cannot be sure that our revenue will continue to grow at a sufficient rate to absorb the costs associated with the increased personnel.

We expect that any future growth we experience will continue to place a significant strain on our management, systems and resources. To manage the anticipated growth of our operations, we will be required to:

•	hire, train, manage and retain additional qualified personnel, especially software engineers and sales staff;

•	improve existing and implement new operational, financial and management information controls, reporting systems and procedures;

•	maintain a high level of customer service and support; and

•	establish relationships with additional corporate partners and maintain our existing relationships.

Our business depends on continued demand for complex nanometer-scale semiconductors and the electronic equipment that incorporate them.

Our software is used to design complex nanometer-scale semiconductors that are an integral part of portable consumer electronics, networking equipment, wireless communications equipment, multimedia devices and personal computers. As a result, if the demand for these devices and businesses of the manufacturers of these products do not continue to grow, our revenue and business will suffer. Demand for portable consumer electronics may decrease if mobile phone, electronic mail or Internet use declines, the cost of those services increases or consumers fail to adopt latest generation portable electronics. Potential consumers of portable consumer electronics may use or modify existing equipment and never adopt next generation portable consumer electronics. Demand for other complex electronic equipment, such as networking equipment, may decrease if service providers do not experience subscriber growth or defer network build outs or other capital spending.

Purchases of licenses of our software are largely dependent upon the commencement of new design projects by semiconductor manufacturers and their customers, the number of design engineers and the increasing complexity of designs. Since late 2000, the semiconductor industry has experienced a sharp decline in orders and revenue. The outlook for the electronics industry is uncertain and we cannot predict how long the current downturn will last. Many semiconductor manufacturers and vendors of products incorporating semiconductors have announced earnings shortfalls and employee layoffs.

Budget cuts have impacted the number of orders we receive from our customers and some of our customers have been seeking extended payment terms or purchasing time-based licenses in lieu of more costly perpetual licenses. We believe our customers’ and potential customers’ internal budgets are currently subject to heightened scrutiny and the time required to receive budgetary approvals is lengthening. We cannot predict whether purchases of licenses of our software will be deferred due to budget constraints or whether the number of complex nanometer-scale semiconductor design starts by our customers will slow or decline.

The markets for complex nanometer-scale semiconductors are evolving rapidly and if these markets do not develop and expand as we anticipate, the demand for our software and our revenue would decline.

We expect that a substantial majority of our revenue will continue to come from sales of HSIM for the next 12 months. We depend on the growing use of circuit simulation and analysis software to design complex nanometer-scale semiconductors for use in portable consumer electronics, networking equipment and other applications. The market for complex nanometer-scale semiconductors may not grow if customers choose to use other types of semiconductors that might be more affordable or available with shorter time-to-market schedules. This could cause electronic equipment manufacturers to limit the number of new complex nanometer-scale semiconductors they design and would reduce their need for our software. If demand for our software were to decline, we may choose to lower the prices of our software or we may sell fewer licenses and have lower maintenance renewal rates. In addition, if equipment manufacturers do not widely adopt the use of complex nanometer-scale semiconductors or if there is a wide acceptance of alternative semiconductors that provide enhanced capabilities, the market price of our stock could decline due to our lower operating results or investors’ assessment that the growth potential for licenses of our software is limited.

The markets for complex nanometer-scale semiconductors are evolving rapidly and we cannot predict their potential sizes or future growth rates. Our success in generating revenue in these evolving markets will depend on, among other things, our ability to:

•	educate potential customers about the benefits of complex nanometer-scale semiconductors and the use of our software to design them;

•
establish and maintain relationships with leading semiconductor manufacturers, electronic equipment designers, portable consumer electronic manufacturers, networking equipment and other electronics companies;

•	utilize our research and development efforts to anticipate and adapt to evolving markets; and

•	predict and base our software on technology that ultimately becomes industry standard.

Because many of our current competitors have greater resources than we do and pre-existing relationships with our potential customers, we might not be able to achieve sufficient market penetration to sustain profitability or gain additional market share.

We face significant competition from larger companies that market suites of electronic design automation products that address all or almost all steps in the semiconductor design process. Many of these competitors have substantially greater financial, customer support, technical and marketing resources, larger customer bases, longer operating histories, greater name recognition and more established relationships in the industry than we do. In addition, other electronic design automation companies have recently announced that they intend to introduce new hierarchical simulation products with competing capabilities to ours. We cannot be sure that we will have the resources or expertise to compete successfully in the future. If we are unable to gain additional market share due to their pre-existing relationships with our potential customers, our operating results could be harmed.

Our software is used to simulate and analyze complex nanometer-scale semiconductor designs. Our competitors in the electronics design automation industry who offer products that are used for other segments of the semiconductor design process often bundle their products together to offer discounts on products competitive with those we offer, making those products extremely attractive for our customers or potential customers to use. In addition, these competitors may not support our effort to integrate our software into their existing software. These competitors include such companies as Avant! Corporation, Mentor Graphics Corporation and Synopsys. Since these competitors offer a more comprehensive range of products than we do, they are often able to respond more quickly or price more effectively to take advantage of new or changing opportunities and respond to new technologies and customer requirements. If we lose such opportunities to our competitors, our results of operations could be harmed significantly.

We face competition from internally developed semiconductor design software and if our customers elect to continue to use internally designed tools, our business may suffer.

We face significant competition from internal design software groups of semiconductor manufacturers. These internal groups compete with us for access to potential customers’ circuit simulation and analysis software budgets and may eventually compete with us to supply circuit simulation and analysis software to other semiconductor manufacturers. We cannot assure you that internal groups will not expand their internally designed tools to compete directly with ours or actively sell their internally designed tools to other semiconductor manufacturers or, if they do, that we will be able to compete against them successfully.

Our revenue could be reduced if large electronic design automation companies make acquisitions in order to utilize their extensive distribution capabilities with our competitors’ products.

Large electronic design automation vendors, such as Avant!, Mentor Graphics or Synopsys, may acquire or establish cooperative relationships with our other current competitors, including private companies. For example, in December 2001, Synopsys and Avant! announced that they had agreed to merge. Because large electronic design automation vendors have significant financial and organizational resources, they may be able to further penetrate our markets by leveraging the technology and expertise of smaller companies and utilizing their own extensive distribution channels. We expect that the electronic design automation product industry will continue to consolidate. For example, Cadence Design Systems, Inc. acquired CadMOS Design Technology, Inc., a company that offered cross-talk analysis software, in February 2001. In addition, Synopsys and IKOS Systems, Inc., a functional verification company, announced in July 2001 that they had agreed to merge. In December 2001, Mentor Graphics commenced a cash tender offer for IKOS. It is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share, which would harm our business and financial prospects.

We may not be able to compete effectively if our software is delayed or does not incorporate new required features.

Our future success depends on our ability to enhance existing software, develop and introduce new products, satisfy user requirements, meet industry standards and achieve market acceptance. We may not successfully identify new product opportunities or develop and bring new products to market in a timely and cost effective manner. Significant delays in our new software releases or significant problems or delays in enhancing existing products to keep pace with new design techniques for complex nanometer-scale semiconductors could seriously damage our business. We have, from time to time, experienced delays in the scheduled introduction of new and enhanced software and we may experience similar delays in the future. For example, in early 2001 we experienced delays in the development of a new product which caused us to revise our expected release date for this product by several months. We cannot assure you that we will not experience additional difficulties that could delay or prevent the successful development, introduction and marketing of this software or that our new software and product enhancements will achieve market acceptance. If we are unable to develop, introduce and successfully market new or enhanced software in a timely manner in response to changing market conditions or customer requirements, our business, operating results and financial condition may be harmed.

We may sell fewer licenses of our products if other vendors’ products are no longer compatible with ours.

Our ability to sell licenses of our software depends in part on the compatibility of our software with other vendors’ software and hardware products. These vendors may change their products so that they will no longer be compatible with our software. If that were to happen, our business and future operating results would suffer if we were no longer able to offer commercially viable or competitive products.

We do not have a consulting staff, and our revenue may suffer if customers demand extensive consulting or other support services.

Our software is designed to be deployed quickly and easily by our customers and to require limited support from us. Many of our competitors offer extensive consulting services in addition to circuit simulation and analysis products. If we introduce software that requires extensive consulting services for specific designs, or if our customers wish to purchase a broad spectrum of software and services that includes extensive consulting services from a single vendor, we would be required to change our business model and cost structure to provide consulting services. Specifically, we would be required to hire and train consultants or outsource the required consulting services. If these events were to occur, our future gross margin would likely suffer because of the added expense of hiring and retaining consulting personnel.

Our common stock is subject to substantial price and volume fluctuations due to a number of factors, many of which are beyond our control, and those fluctuations may prevent our stockholders from reselling our common stock at a profit.

The securities markets have experienced extreme price and volume fluctuations recently and the market prices of the securities of technology companies have been especially volatile. This market volatility, as well as general economic or political conditions, could reduce the market price of our common stock regardless of our operating performance. In addition, our operating results could be below the expectations of investment analysts and investors and, in response, the market price of our common stock may decrease significantly and prevent investors from reselling their shares of our common stock at or above the price at which they purchased the shares. In the past, companies that have experienced volatility in the market price of their stock have been the subject of securities class action litigation. If we were the subject of securities class action litigation, it could result in substantial costs, liabilities and a diversion of management’s attention and resources.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We develop products primarily in the United States and sell those products primarily in North America, Europe and Japan. Our revenue for sales outside of North America was approximately 49.0% in the three months ended December 31, 2001 and 54.6% in the three months ended December 31, 2000. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. As all of our sales are currently made in United States dollars, a strengthening of the United States dollar could make our software less competitive in foreign markets.

Our interest income is sensitive to changes in the general level of United States interest rates, particularly since the majority of our investments are in short-term instruments. We expect that our interest income will be negatively affected by recent declines in short-term interest rates. A sensitivity analysis assuming a hypothetical 10% movement in interest rates applied to our cash equivalent and short-term investments balances at December 31, 2001 would change interest income by approximately $200,000 on an annual basis. However, due to the nature of our short-term investments, we have concluded that we do not have material market risk exposure.

We invest funds in excess of current operating requirements in:

•	obligations of the United States government and its agencies;

•	investment grade state and local government obligations;

•	securities of United States corporations rated A1 or P1 by Standard & Poors’ or Moody’s equivalents; and/or

•
money market funds, deposits or notes issued or guaranteed by United States and non-United States commercial banks meeting certain credit rating and net worth requirements with maturities of less than one year.

As of December 31, 2001, our cash, cash equivalents and short-term investments consisted primarily of demand deposits and money market funds held by large institutions in the United States and treasury securities of the United States government.

PART II—OTHER INFORMATION

ITEM 1.    Legal Proceedings

Litigation

Synopsys has filed claims against us in state and federal court. These claims are based on the alleged facts and circumstances relating to the departure of our five founders from their employment at Synopsys, the founding of our company and the development of our HSIM product. Each of these founders and Dr. Sang S. Wang, our Chief Executive Officer, became an employee of Synopsys when Synopsys acquired EPIC Design Technology, Inc. in February 1997. Dr. Wang left Synopsys’ employment in March 1998 and served as a consultant to Synopsys until June 1998. Dr. An-Chang Deng, our President, and our four other founders left Synopsys at approximately the same time in August 1998. Dr. Deng and our four other founders became employees of our company in August 1998. Dr. Wang became our employee in April 1999. At no time were Drs. Wang and Deng or our four other founders subject to a noncompetition agreement with Synopsys.

In February 2000, Synopsys filed a complaint in the Superior Court of the State of California in the County of Santa Clara (Case No. CV787950) against us and Dr. Deng, our President. The complaint alleged breach of contract, breach of fiduciary trust and diversion of corporate opportunity and constructive trust. In September 2001, Synopsys filed its second amended complaint, which added allegations of inducing/aiding and abetting breach of fiduciary duty, including/aiding and abetting diversion of corporate opportunity, misappropriation of trade secrets, civil conspiracy, breach of confidence and unfair competition, and added as individual defendants Dr. Wang and our four other founders. Synopsys has not requested specific damages or relief to date except for a preliminary injunction, which was denied on November 20, 2001. However, Synopsys did request unspecified damages, an injunction and a constructive trust on unspecified intellectual property belonging to us. This action is currently in discovery. We believe that we have meritorious defenses to Synopsys’ allegations and claims and we intend to continue to defend ourselves vigorously. However, because of the inherent uncertainty of litigation in general, and the fact that the discovery related to this litigation is ongoing, we cannot assure you that we will ultimately prevail. Should Synopsys ultimately succeed in the prosecution of its claims, we could be permanently enjoined from selling our software and deriving related maintenance revenue. In addition, we may be required to pay substantial monetary damages to Synopsys. Further, we could be enjoined preliminarily from selling our software during the course of the litigation. Litigation such as the suit Synopsys has brought against us can take years to resolve and can be expensive to defend. Although the final outcome of the litigation may not occur for some time, the parties periodically conduct evidence gathering, meet to discuss the status of the litigation and file motions and other requests for the court to act. The results of these periodic activities, particularly the court’s decisions on current pending and future motions, could have the effect of determining the ultimate outcome of the litigation, either for or against us, prior to a trial on the merits, or strengthen or weaken our ability to assert claims and defenses. For example, the court recently denied motions brought by Synopsys for nonmonetary sanctions that sought to establish Synopsys’ claims, prohibit us from introducing evidence, strike our affirmative defenses and waive our attorney client privilege. In addition, the court also recently denied a motion brought by Synopsys for injunctive relief that, if granted, could have prevented us from selling our product. If any of Synopsys’ motions ultimately prevail, our ability to defend ourselves against the claims brought against us in this litigation could be severely limited. It is possible that our relationships with our customers will be seriously harmed in the future as a result of the Synopsys litigation. Accordingly, an adverse judgment, if entered on any Synopsys claim, could seriously harm our business, financial position and results of operations an cause our stock price to decline substantially. In addition, the Synopsys allegations and claims, even if ultimately determined to be without merit, could be time consuming to defend, result in costly litigation, divert our management’s attention and resources, cause product shipment delays, or require us to enter into royalty or license agreements. These royalty or license agreements may not be available on terms acceptable to us, if at all, and the prosecution of the Synopsys allegations and claims could significantly harm our business, financial position and results of operations and cause our stock price to decline substantially.

In May 2001, Synopsys filed a complain in the United States District Court, Northern District of California, San Jose division, (Case No. (CO1-20423 PVT) against us, alleging that our HSIM software infringes Synopsys U.S. Patent No. 5,878,053 entitled “Hierarchical Power Network Simulation and Analysis tool for reliability testing of Deep Submicron IC Designs.” Synopsys has requested relief including unspecified damages and an injunction. In June 2001, we filed an answer to the complaint denying infringement of a valid enforceable patent and a counterclaim. As currently pending, the counterclaim alleges, among other things, that Synopsys’ patent at issue is unenforceable and that Synopsys has engaged in monopolization. We believe we have meritorious defenses to Synopsys’ claims, including that HSIM does not infringe Synopsys’ patent, and we intend to defend ourselves vigorously. However, because of the high degree of complexity of the intellectual property at issue, the inherent uncertainties of litigation in general, and the preliminary nature of this litigation, we cannot assure you that we will ultimately prevail. In this regard, the Court has yet to hold a claim construction hearing to establish the meaning of the claims of the Synopsys patent at issue. The outcome of such a hearing could have a significant impact on the outcome of this dispute. Should Synopsys ultimately succeed in the prosecution of its claims, we could be permanently enjoined from selling our software and deriving related maintenance revenue. In addition, we may be required to pay substantial monetary damages to Synopsys. Further, we could be enjoined preliminarily from selling our software during the course of the litigation. Litigation such as the suit Synopsys has brought against us can take years to resolve and can be expensive to defend. Although the final outcome of the litigation may not occur for some time, the parties periodically conduct evidence gathering, meet to discuss the status of the litigation and file motions and other requests for the court to act. The results of these periodic activities, particularly the court’s decisions on current pending and future motions, could have the effect of determining the ultimate outcome of the litigation, either for or against us, prior to a trial on the merits, or strengthen or weaken our ability to assert claims and defenses. It is possible that our relationships with our customers will be seriously harmed in the future as a result of the Synopsys litigation. Accordingly, an adverse judgment, if entered on any Synopsys claim, could seriously harm our business, financial position and results of operations and cause our stock price to decline substantially. In addition, the Synopsys allegations and claims, even if ultimately determined to be without merit, could be time consuming to defend, result in costly litigation, divert our management’s attention and resources, cause product shipment delays, or require us to enter into royalty or license agreements. These royalty or license agreements may not be available on terms acceptable to us, if at all, and the prosecution of the Synopsys allegations and claims could significantly harm our business, financial position and results of operations and cause our stock price to decline substantially.

ITEM 2.    Changes in Securities and Use of Proceeds

We commenced our initial public offering on December 13, 2001 pursuant to a Registration Statement on Form S-1 (File No. 333-68934), which was declared effective by the Securities and Exchange Commission on December 12, 2001. In the initial public offering, we sold an aggregate of 5,750,000 shares of common stock (inclusive of the underwriters’ over-allotment option of 750,000 shares of common stock was exercised on January 7, 2002) at $11.00 per share. The sale of the shares of common stock generated aggregate gross proceeds of approximately $63.3 million. The aggregate net proceeds were approximately $57.3 million, after deducting underwriting discounts of approximately $4.4 million and directly paying expenses of the offering of approximately $1.6 million. We received proceeds of $49.6 million net of underwriting discounts in the three months ended December 31, 2001 and proceeds of $7.7 million net of underwriting discounts and offering expenses in the three months ending March 31, 2002. Robertson Stephens, Inc., SG Cowen Securities Corporation and UBS Warburg LLC were the lead underwriters for the initial public offering.

Other than anticipated capital expenditures in the amount of approximately $1.0 million in the next 12 months, we have no specific plan for the proceeds from our initial public offering. The primary purpose of the offering is to use the proceeds for general corporate purposes, including working capital. We may also use some of the proceeds to meet capacity commitments or to acquire other companies, technology or products that complement our business, although we are not currently planning any of these transactions. Pending these uses, the net proceeds of the offering will be invested in interest bearing, investment grade securities.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

At the Annual Meeting of Stockholders held on October 26, 2001, of the 18,727,864 shares of Nassda capital stock entitled to vote at the meeting, 16,573,665 were present in person or by proxy. The Nassda stockholders approved the following matters:

1.  A proposal to elect five directors of the Company to serve until the next Annual Meeting of Stockholders or until their successors are duly elected and qualified or until his earlier resignation or removal.

Nominee	Shares voted in favor	Shares voted against	Shares Withheld
Sang S. Wang	16,573,665	—	—
An-Chang Deng	16,573,665	—	—
Paul Huang	16,573,665	—	—
Adam Kablanian*	16,573,665	—	—
Edwin C. F. Winn	16,573,665	—	—

*
Mr. Kablanian resigned from the board of directors of the Company on December 6, 2001. The Company’s board of directors appointed Mr. Bernard Aronson as Mr. Kablanian’s successor immediately thereafter.

2.  A proposal for the ratification of the appointment of Deloitte & Touche LLP as independent public accountants of the Company for the fiscal year ending September 30, 2002 was approved by a vote of 16,573,665 for, no votes opposed and no votes withheld.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

None.

(b)	Reports on Form 8-K

The Company did not file any reports on Form 8-K during the three months ended December 31, 2001.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NASSDA CORPORATION

By:	/s/ SANG S. WANG
Sang S. Wang Chief Executive Officer and Chairman (Principal Executive Officer)

By:	/s/ TAMMY S. LIU
Tammy S. Liu Vice President of Finance and Administration and Chief Financial Officer (Principal Financial and Accounting Officer)