Form 10-Q
period 2002-03-31
NASSDA CORP
filed 2002-05-09
CIK 1157624

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from                        to

Commission file number: 000-33291

NASSDA CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	77-0494462
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2975 Scott Boulevard, Suite 110, Santa Clara CA 95054
(Address of Principal Executive Offices) (Zip Code)

Registrant’s telephone number, including area code: (408) 562–9168

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

At April 30, 2002, 24,642,284 shares of common stock of the Registrant were outstanding.

NASSDA CORPORATION

PART I—FINANCIAL INFORMATION

ITEM 1:    FINANCIAL STATEMENTS

NASSDA CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2002	September 30, 2001 (1)
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$60,130	$5,655
Short-term investments	11,209	6,520
Accounts receivable, net of allowances $108 and $112 at March 31, 2002 and September 30, 2001, respectively	2,491	1,766
Prepaid expenses and other current assets	593	755
Deferred income taxes	2,001	1,809

Total current assets	76,424	16,505
Property and equipment, net	849	891
Other assets	907	1,453

Total assets	$78,180	$18,849

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$380	$111
Accrued liabilities	6,517	5,370
Deferred revenue	3,885	4,472

Total current liabilities	10,782	9,953
Long-term liabilities	310	1,709

Total liabilities	11,092	11,662

Stockholders’ equity:
Common stock, par value $0.001: 110,000,000 shares authorized; 24,585,364 and 18,749,864 shares outstanding at March 31, 2002 and September 30, 2001, respectively	25	19
Additional paid-in capital	64,972	8,137
Deferred stock-based compensation	(2,737)	(3,429)
Accumulated other comprehensive income (loss)	(34)	11
Retained earnings	4,862	2,449

Total stockholders’ equity	67,088	7,187

Total liabilities and stockholders’ equity	$78,180	$18,849

(1)	Derived from the audited consolidated balance sheet of Nassda Corporation as of September 30, 2001

See accompanying notes to condensed consolidated financial statements.

NASSDA CORPORATION

CONDENSED CONSOLIDATED INCOME STATEMENTS
(in thousands, except per share data)

	Three Months Ended March 31,		Six Months Ended March 31,
	2002	2001	2002	2001
	(unaudited)
Revenue:
Product	$4,408	$3,695	$8,921	$6,872
Subscription	2,450	939	4,040	1,314
Maintenance	1,163	580	2,152	1,046

Total revenue	8,021	5,214	15,113	9,232

Cost of revenue:
Product	55	52	135	148
Subscription	67	29	117	40
Maintenance	156	90	313	159

Total cost of revenue	278	171	565	347

Gross profit	7,743	5,043	14,548	8,885

Operating expenses:
Research and development	1,274	1,129	2,585	2,095
Sales and marketing	2,292	2,033	4,410	3,671
General and administrative	1,857	541	3,522	853
Stock-based compensation*	252	263	504	380

Total operating expenses	5,675	3,966	11,021	6,999

Income from operations	2,068	1,077	3,527	1,886
Interest income	216	78	335	157
Other income (expense), net	(2)	—	(5)	14

Income before taxes	2,282	1,155	3,857	2,057
Provision for taxes	(890)	(474)	(1,444)	(844)

Net income	$1,392	$681	$2,413	$1,213

Earnings per share:
Basic	$0.06	$0.09	$0.14	$0.18

Diluted	$0.05	$0.03	$0.09	$0.06

Shares used in computing earnings per share:
Basic	22,034	7,333	16,902	6,574

Diluted	28,977	21,137	26,460	20,849

*Stock-based compensation includes:
Research and development	$107	$169	$214	$208
Sales and marketing	87	43	174	75
General and administrative	58	51	116	97

Total	$252	$263	$504	$380

See accompanying notes to condensed consolidated financial statements.

NASSDA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended March 31,
	2002	2001
	(unaudited)
Operating activities
Net income	$2,413	$1,213
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	203	86
Stock-based compensation	504	380
Deferred income taxes	312	(744)
Changes in operating assets and liabilities:
Accounts receivable	(725)	(1,324)
Prepaid expenses and other current assets	162	133
Accounts payable	269	49
Accrued liabilities	1,147	176
Deferred revenue	(587)	4,581
Long-term liabilities	(1,399)	531

Net cash provided by operating activities	2,299	5,081

Investing activities
Purchase of short-term investments	(18,298)	(2,011)
Proceeds from maturity of short-term investments	13,565	1,030
Purchases of property and equipment	(161)	(499)
Other assets	41	(5)

Net cash used in investing activities	(4,853)	(1,485)

Financing activities
Proceeds from issuance of common stock	57,197	204
Repurchase of common stock	(168)	—

Net cash provided by financing activities	57,029	204

Increase in cash and cash equivalents	54,475	3,800
Cash and cash equivalents, beginning of period	5,655	4,473

Cash and cash equivalents, end of period	$60,130	$8,273

Supplemental disclosure of cash flow information
Cash paid for income taxes	$1,139	$1,419

Supplemental schedule of noncash activities
Unrealized loss on short-term investments	$45	$—

Deferred stock-based compensation (reversal)	$(189)	$1,181

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

In January 2002, the underwriters of our initial public offering exercised their over-allotment option to purchase an additional 750,000 shares of common stock at $11.00 per share. The net proceeds we received pursuant to this over-allotment option after deducting underwriting discounts were approximately $7.6 million.

NASSDA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.    Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average common shares outstanding of the period. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock.

During the three and six months ended March 31, 2001, we had securities outstanding that could potentially dilute basic earnings per share in the future, but these securities were excluded in the computation of diluted earnings per share in such periods as their effect would have been antidilutive. At March 31, 2001, options to purchase 268,253 shares of common stock with a weighted average exercise price of $2.01 were excluded from the diluted net income per share computation. We had no antidilutive shares during the three and six months ended March 31, 2002.

The following table is a reconciliation of the numerators and denominators used in computing basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended March 31,		Six Months Ended March 31,
	2002	2001	2002	2001
Net income (numerator):	$1,392	$681	$2,413	$1,213

Shares (denominator):
Weighted average common shares outstanding	24,258	11,880	19,407	10,455
Weighted average common shares subject to repurchase	(2,224)	(4,547)	(2,505)	(3,881)

Shares used in basic computation	22,034	7,333	16,902	6,574
Weighted average common shares subject to repurchase	2,224	4,547	2,505	3,881
Common shares issuable upon exercise of stock options (treasury stock method)	4,719	2,657	4,444	3,794
Convertible preferred stock	—	6,600	2,609	6,600

Shares used in diluted computation	28,977	21,137	26,460	20,849

Basic earnings per share	$0.06	$0.09	$0.14	$0.18

Diluted earnings per share	$0.05	$0.03	$0.09	$0.06

NASSDA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.    Comprehensive Income

The components of comprehensive income, net of tax, were as follows (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2002	2001	2002	2001
Net income	$1,392	$681	$2,413	$1,213
Unrealized (loss) on investments	(34)	—	(45)	—

Comprehensive Income	$1,358	$681	$2,368	$1,213

5.    Related Party Transaction

In fiscal 2001, we accrued bonuses of an aggregate of $3.7 million payable to our employees for their services in fiscal 2001. These bonuses will be paid over time on specified schedules. We paid $225,000 and $1.5 million of these bonuses during the three months and six months ended March 31, 2002, respectively. If an employee who provided services to us in fiscal 2001 is not employed by us on the scheduled date of a given bonus payment, we will pay the amounts due to that employee on December 15, 2005. In addition, our executive officers have orally agreed that they will not receive their base salaries in fiscal 2002 and fiscal 2003. The total base salaries earned by these executive officers in fiscal 2001 was approximately $539,000. As a result of our significant bonus accruals in fiscal 2001 and the foregone salaries in fiscal 2002 and 2003, our compensation expense in fiscal 2002 and fiscal 2003 may not be consistent with fiscal 2001 or indicative of future periods.

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

NASSDA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q, including the sections titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Litigation,” contains forward-looking statements. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements. In some cases you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. Forward looking statements include, but are not limited to: the statements under “Overview—Quarterly Fluctuations” regarding the impact of quarterly fluctuations of revenues on us; the statements in the second paragraph under “Results of Operations—Revenue” regarding international sales as a percentage of total revenue; the statements under “Results of Operations—Research and Development” regarding the hiring of new personnel; the statement under “Results of Operations—General and Administrative” regarding the increases in expenditure due to legal fees; the statements in the last paragraph under “Liquidity and Capital Resources” concerning the anticipated spending for capital additions for the next 6 months, the sufficiency of our available resources to meet cash requirements and the factors which will determine our future cash requirements; and the statements in “Factors Affecting Future Operating Results.” These statements are only predictions and you should not place undue reliance on these statements. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various factors including those discussed in “Factors Affecting Future Operating Results” below.

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

Overview

We are a leading provider of full–chip circuit simulation and analysis software for the design and verification of complex semiconductors. Our customers use our software to reduce time–to–market and achieve first silicon success by simulating complex designs rapidly and accurately. We were founded in August 1998 and released our first product, HSIM, in July 1999. Prior to the release of HSIM, our activities primarily consisted of product development. We began recognizing revenue from HSIM in the three months ended September 30, 1999. In February 2002, with the release of HSIM 2.0, we also introduced two new options, CircuitCheck and Cadence Analog Artist Integration, which are sold as separate options. We are also planning to announce the release of LEXSIM, our second major product, in the next three months.

Our fiscal year ends on September 30. Throughout this report we refer to the fiscal year ended September 30, 2001 as fiscal 2001, the fiscal year ending September 30, 2002 as fiscal 2002 and so on.

Sources of Revenue

We derive all of our revenue from software licensing and maintenance fees. To date, we have derived substantially all of this revenue from the licensing and support of HSIM. We expect that revenue from HSIM will continue to account for a substantial majority of our revenue for the remainder of fiscal 2002. Our software does not require customization and generally does not require on-site implementation services. As a result, we have not generated any professional service or consulting revenue. We do not consider backlog to be a meaningful measure of future revenue because our customers can generally cancel orders without penalty.

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

Subscription Revenue—Time-Based Licenses

Our time–based licenses give the customer the right to use our software for a fixed period of time, typically one to three years, and include maintenance. Time–based licenses can be renewed for one or more years. An increasing proportion of our total revenue is derived from time–based licenses, as more of our large customers initially subscribe to time–based licenses renew those licenses or subscribe to additional time–based licenses.

Maintenance Revenue

Our perpetual license customers typically purchase maintenance contracts and renew them annually. Customers who purchase maintenance receive support, updates and enhancements when we make them available to our general installed base. We anticipate that as an increasing proportion of our future licenses come from time–based licenses, maintenance revenue may decrease as a percent of total revenue.

Quarterly Fluctuations

While we have increased product, subscription and maintenance revenue in our recent quarters, we believe seasonal factors in our business may cause both the total revenue and each of the components to fluctuate from quarter to quarter. These seasonal factors include patterns in the capital budgeting, purchasing cycles of our current and prospective customers, the mix between perpetual and time-based licenses, timing of the renewals of time-based licenses and maintenance, and payment terms which may impact the timing of revenue recognition. Further, commissions represent a significant portion of our sales force compensation, which is structured to encourage sales closures prior to fiscal year end. As a result, we expect that sales efforts will intensify in the fourth fiscal quarter, which could result in our revenue being flat or slightly lower in the first quarter of the subsequent fiscal year.

Deferred Revenue

Time-based licenses and maintenance that are invoiced in advance and are either paid or due are included in deferred revenue and recognized ratably over the contract period on a straight-line basis. Deferred revenue also consists of deferred perpetual license fees for which all of the revenue recognition criteria have not been met. Our deferred revenue does not include any license or maintenance fees that would be recognized more than 12 months from the date of delivery of the software, regardless of whether we have an agreement with the customer or a purchase order for a longer period because there is no penalty for cancellation. Deferred revenue fluctuates depending on the timing of perpetual licenses meeting all the revenue recognition criteria, as well as the number, subscription period, payment terms, and timing of renewals of time–based licenses and maintenance contracts.

Operating Expenses

Since our inception in August 1998, we have incurred substantial costs to develop our technology and products, recruit and train personnel for our engineering, sales and marketing and technical support departments and establish an administrative organization. We anticipate that our operating expenses will increase substantially in the future as we fund more research and development projects, increase our sales and marketing operations both domestically and internationally, develop new sales channels, broaden our technical support and improve our operational and financial systems. Our increased operating expenses will result primarily from higher headcount in all areas, and we expect our headcount to double over the next 18 months. Additionally, we also expect costs related to being a public company, such as directors’ and officers’ liabilities insurance, professional fees and various filing fees to increase our general and administrative expenses. We believe that our operating expenses will grow in absolute dollars in future periods although the rate of growth in expenses from period to period may vary. We expect, however, that as a percent of revenue, operating expenses will not decline significantly, if at all. We will need to generate significant revenue in the future to maintain profitability.

To increase market share in international locations and better serve our customers, we plan to further expand our international operations. As a result of these investments in our international operations, we may experience an increase in cost of sales and other operating expenses disproportionate to revenue from those operations. For example, over the last six months, we have opened direct sales and support offices in Arizona, Florida, New York and New Jersey domestically and the United Kingdom and Israel internationally.

In fiscal 2001, we accrued bonuses of an aggregate of $3.7 million payable to our employees for their services in fiscal 2001. These bonuses will be paid over time on specified schedules. We paid $225,000 and $1.5 million of these bonuses during the three and six months ended March 31, 2002, respectively. If an employee who provided services to us in fiscal 2001 is not employed by us on the scheduled date of a given bonus payment, we will pay the amounts due to that employee on December 15, 2005. In addition, our executive officers have orally agreed that they will not receive their base salaries in fiscal 2002 and fiscal 2003. The total base salaries earned by these executive officers in fiscal 2001 was approximately $539,000. As a result of our significant bonus accruals in fiscal 2001 and the foregone salaries in fiscal 2002 and fiscal 2003, our compensation expense in fiscal 2002 and fiscal 2003 may not be consistent with fiscal 2001 or indicative of future periods.

Stock-Based Compensation

We recorded deferred stock–based compensation of $l.8 million and $2.5 million in connection with stock option grants in fiscal 2000 and fiscal 2001, respectively. We did not record any deferred stock–based compensation in the three and six months ended March 31, 2002. We have been amortizing this stock–based compensation over the vesting period of the related options, which is generally four years. We amortized $97,000 and $2.4 million of stock-based compensation in fiscal 2000 and fiscal 2001, respectively. During the three and six months ended March 31, 2002, we recognized aggregate stock-based compensation expense of approximately $252,000 and $504,000, respectively. We expect aggregate stock–based compensation expense of approximately $504,000 during the remainder of fiscal 2002, approximately $1.0 million during fiscal 2003, approximately $918,000 during fiscal 2004 and approximately $307,000 during fiscal 2005.

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

Critical Accounting Policies

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

We recognize revenue in accordance with the provisions of American Institute of Certified Public Accountants Statement of Position 97-2, Software Revenue Recognition, as amended by Statement of Position 98-4, Deferral of the Effective Date of Certain Provisions of SOP 97-2, and Statement of Position 98–9, Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions.

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

	Three Months Ended March 31,		Six Months Ended March 31,
	2002	2001	2002	2001
Revenue:
Product	55.0%	70.9%	59.0%	74.5%
Subscription	30.5	18.0	26.7	14.2
Maintenance	14.5	11.1	14.3	11.3

Total revenue	100.0	100.0	100.0	100.0
Cost of revenue:
Product	0.7	1.0	0.9	1.6
Subscription	0.8	0.6	0.8	0.5
Maintenance	2.0	1.7	2.1	1.7

Gross profit	96.5	96.7	96.2	96.2

Operating expenses:
Research and development	15.9	21.7	17.1	22.7
Sales and marketing	28.6	39.0	29.2	39.8
General and administrative	23.1	10.4	23.3	9.2
Stock-based compensation	3.1	5.0	3.3	4.1

Total operating expenses	70.7	76.1	72.9	75.8

Income from operations	25.8	20.6	23.3	20.4
Interest income	2.7	1.5	2.2	1.7
Other income (expense), net	—	—	—	0.1

Income before taxes	28.5	22.1	25.5	22.2
Provision for taxes	(11.1)	(9.1)	(9.5)	(9.1)

Net income	17.4%	13.0%	16.0%	13.1%

Three and Six Months Ended March 31, 2002

Revenue

Total Revenue.    Our revenue consists of product, subscription and maintenance revenue. Total revenue increased by 53.8%, or $2.8 million, to $8.0 million in the three months ended March 31, 2002 from $5.2 million for the three months ended March 31, 2001, and increased by 63.7%, or $5.9 million, to $15.1 million for the six months ended March 31, 2002 from $9.2 million for the six months ended March 31, 2001. The increases were attributable to an increase in our end user base resulting in substantial growth in product, subscription and maintenance revenue, as well as additional sales to our existing end users.

Revenue from sales outside of North America accounted for 42.7% and 59.1% of total revenue for the three months ended March 31, 2002 and 2001, respectively, and 45.7% and 57.1% of total revenue for the six months ended March 31, 2002 and 2001, respectively. The percent of total revenue from outside of North America decreased due to domestic revenue growing at a faster rate than revenue from outside of North America primarily because we penetrated into more domestic major accounts. Revenue from Japan was 18.6% and 16.7% of our total revenue in the three months ended March 31, 2002 and 2001, respectively, and 24.7% and 20.4% of total revenue for the six months ended March 31, 2002 and 2001, respectively. Revenue from Korea was 13.3% of our total revenue in the three months ended March 31, 2001. Revenue from Taiwan was 12.5% of our total revenue in the six months ended March 31, 2001. No other country outside

North America accounted for more than 10% of our total revenue in any of these periods. We expect that revenue from sales outside of North America will continue to account for a significant portion of our total revenue in the future.

Marubeni Solutions, our exclusive distributor for Japan, accounted for approximately 18.6% and 16.7% of our total revenue for the three months ended March 31, 2002 and 2001, respectively, and 24.7% and 20.4% of total revenue for the six months ended March 31, 2002 and 2001, respectively. Broadcom Corporation accounted for approximately 11.5% of our total revenue for the three months ended March 31, 2002. Samsung Electronics accounted for approximately 13.2% of our total revenue for the three months ended March 31, 2001. No other direct customer or distributor accounted for more than 10% of our total revenue during any of these periods.

Deferred revenue includes perpetual license fees for which all of the revenue recognition criteria had not been met, time-based license fees that have been invoiced and due for which we recognize revenue ratably over the term of the license period, and maintenance fees on perpetual licenses for which we also recognized revenue ratably over the term of the maintenance period. Our deferred revenue increased to $3.9 million as of March 31, 2002 from $2.9 million as of December 31, 2001 but decreased from $4.5 million as of September 30, 2001. This decrease in deferred revenue was primarily attributable to decreases in deferred perpetual license fees for which all of the revenue recognition criteria had not been met. We expect deferred revenue to fluctuate from quarter to quarter due to the number of additional time-based license purchases, the timing of renewals of time-based licenses and maintenance and their respective payment terms. Additionally, deferred revenue may not increase if more customers prefer quarterly payments for time-based licenses and maintenance.

Product Revenue.    Product revenue increased by 19.3%, or $713,000, to $4.4 million for the three months ended March 31, 2002 from $3.7 million for the three months ended March 31, 2001, and increased by 29.8%, or $2.0 million, to $8.9 million for the six months ended March 31, 2002 from $6.9 million for the six months ended March 31, 2001. These increases were primarily due to an increase in our perpetual license user base, as well as additional perpetual license purchases from our existing end users. As a percent of total revenue, product revenue decreased to 55.0% for the three months ended March 31, 2002 from 70.9% for the three months ended March 31, 2001, and decreased to 59.0% for the six months ended March 31, 2002 from 74.5% for the six months ended March 31, 2001 as the growth rate in sales of perpetual licenses was outpaced by growth in time-based licenses.

Subscription Revenue.    Subscription revenue increased by 161.0%, or $1.5 million, to $2.5 million for the three months ended March 31, 2002 from $939,000 for the three months ended March 31, 2001, and increased by 207.5%, or $2.7 million, to $4.0 million for the six months ended March 31, 2002 from $1.3 million for the six months ended March 31, 2001. The increases were primarily due to new customers purchasing time–based licenses, as well as existing customers purchasing additional time–based licenses and renewing their expired time-based licenses. As a percent of total revenue, subscription revenue rose to 30.5% for the three months ended March 31, 2002 from 18.0% for the three months ended March 31, 2001, and rose to 26.7% for the six months ended March 31, 2002 from 14.2% for the six months ended March 31, 2001. We expect time–based licenses to account for an increasing percent of total revenue in the future.

Maintenance Revenue.    Maintenance revenue increased by 100.4%, or $583,000, to $1.2 million for the three months ended March 31, 2002 from $580,000 for the three months ended March 31, 2001, and increased by 105.7%, or $1.1 million, to $2.1 million for the six months ended March 31, 2002 from $1.0 million for the six months ended March 31, 2001. The increases in maintenance revenue were due to the increase in the number of perpetual licenses in the installed base. As a percent of total revenue, maintenance revenue increased to 14.5% for the three months ended March 31, 2002 from 11.1% for the three months ended March 31, 2001, and increased to 14.3% for the six months ended March 31, 2002 from 11.3% for the six months ended March 31, 2001. We expect maintenance revenue to vary as a percent of total revenue based on the growth rate of product revenue relative to subscription revenue and the number of customers renewing annual maintenance. If maintenance revenue increases as a percent of total revenue, our gross profit as a percent of total revenue, or gross margin, may decrease because of lower margins on maintenance revenue due to incremental maintenance support costs.

Cost of Revenue

Cost of Product Revenue.    Cost of product revenue consists primarily of royalties due from us to a third–party under an original equipment manufacturer arrangement. We incur only minimal costs to deliver our software as the product and documentation are primarily sent electronically. Our cost of product revenue increased by 5.8%, or $3,000, to $55,000 for the three months ended March 31, 2002 from $52,000 for the three months ended March 31, 2001, and decreased by 8.8%, or $13,000, to $135,000 for the six months ended March 31, 2002 from $148,000 for the six months ended March 31, 2001, due to decrease in the sublicensing of third-party products. As a percent of total revenue, the cost of product revenue decreased to 0.7% for the three months ended March 31, 2002 from 1.0% for the three months ended March 31, 2001, and decreased to 0.9% for the six months ended March 31, 2002 from 1.6% for the six months ended March 31, 2001. The cost of product revenue as a percent of total revenue will vary based on the sales of third–party products.

Cost of Subscription Revenue.    Cost of subscription revenue consists primarily of personnel and allocated overhead expenses for support of time–based licenses. Our cost of subscription revenue increased by 130.4%, or $38,000, to $67,000 for the three months ended March 31, 2002 from $29,000 for the three months ended March 31, 2001, and increased by 192.5% or $77,000, to $117,000 for the six months ended March 31, 2002 from $40,000 for the six month ended March 31, 2001. The increases in cost of subscription revenue were primarily due to the increase in personnel and other costs associated with the support of a larger number of time–based licenses. As a percent of total revenue, the cost of subscription revenue increased to 0.8% for the three months ended March 31, 2002 from 0.6% for the three months ended March 31, 2001, and increased to 0.8% for the six months ended March 31, 2002 from 0.5% for the six months ended March 31, 2001. We expect the absolute dollar amount of the cost of subscription revenue to increase over the next 12 months.

Cost of Maintenance Revenue.    Cost of maintenance revenue consists primarily of personnel and other expenses related to providing maintenance support to our customers who purchase perpetual licenses. Our cost of maintenance revenue increased by 73.3%, or $66,000, to $156,000 for the three months ended March 31, 2002 from $90,000 for the three months ended March 31, 2001, and increased by 96.9%, or $154,000, to $313,000 for the six months ended March 31, 2002 from $159,000 for the six months ended March 31, 2001. The increases in cost of maintenance revenue were primarily due to increased hiring of dedicated support personnel to provide support to a growing installed user base. As a percent of total revenue, the cost of maintenance revenue increased to 2.0% for the three months ended March 31, 2002 from 1.7% for the three months ended March 31, 2001, and increased to 2.1% for the six months ended March 31, 2002 from 1.7% for the six months ended March 31, 2001. The increases in the cost of maintenance revenue as a percent of total revenue were primarily due to the additional resources required in supporting an increasing number of perpetual licensees. We expect that the absolute dollar amount of cost of maintenance revenue will grow in the next 12 months as we continue to increase support for our growing base of domestic and international customers.

Operating Expenses

Research and Development.    Research and development expenses consist of engineering costs to develop new products, enhance existing products and perform quality assurance activities. Our research and development expenses increased by 12.8%, or $145,000, to $1.3 million for the three months ended March 31, 2002 from $1.1 million for the three months ended March 31, 2001, and increased by 23.4%, or $490,000, to $2.6 million for the six months ended March 31, 2002 from $2.1 million for the six months ended March 31, 2001. The increases in research and development expenses were primarily due to the hiring of additional research and development personnel, partially offset by decreases in bonuses. Research and development headcount increased to 32 at March 31, 2002 from 20 at March 31, 2001. As a percent of total revenue, research and development expenses decreased to 15.9% in the three months ended March 31, 2002 from 21.7% in the three months ended March 31, 2001, and decreased to 17.1% in the six months ended March 31, 2002 from 22.7% in the six months ended March 31, 2001. The decreases in research and development expenses as a percent of total revenue occurred because the growth rate of total revenue exceeded the growth rate of research and development expenses. We anticipate that research and development expenses will continue to increase in absolute dollars in the future.

Sales and Marketing.    Sales and marketing expenses consist primarily of salaries, commissions, travel, promotional and advertising costs. Our sales and marketing expenses increased by 12.7%, or $259,000, to $2.3 million for the three months ended March 31, 2002 from $2.0 million for the three months ended March 31, 2001, and increased by 20.1%, or $739,000, to $4.4 million for the six months ended March 31, 2002 from $3.7 million for the six months ended March 31, 2001. The absolute dollar increases in sales and marketing expenses were primarily due to the hiring of additional sales, application engineering, and marketing personnel which increased to 38 at March 31, 2002 from 19 at March 31, 2001 and, to a lesser extent, increased trade show and other marketing activities and the expansion of our sales offices. As a percent of total revenue, sales and marketing expenses decreased to 28.6% in the three months ended March 31, 2002 from 39.0% in the three months ended March 31, 2001, and decreased to 29.2% in the six months ended March 31, 2002 from 39.8% in the six months ended March 31, 2001. The decreases in sales and marketing expenses as a percent of revenue occurred because the growth rates of total revenue exceeded the growth rates of sales and marketing expenses. We expect that sales and marketing expenses will continue to increase in absolute dollars in future periods as we further expand our global sales and support organization.

General and Administrative.    General and administrative expenses represent corporate, finance, human resource, administrative, legal and consulting expenses. Our general and administrative expenses increased by 243.4%, or $1.3 million, to $1.9 million for the three months ended March 31, 2002 from $541,000 for the three months ended March 31, 2001, and increased by 312.9%, or $2.7 million, to $3.5 million for the six months ended March 31, 2002 from $853,000 million for the six months ended March 31, 2001. As a percent of total revenue, general and administrative expenses increased to 23.1% for the three months ended March 31, 2002 from 10.4% for the three months ended March 31, 2001, and increased to 23.3% for the six months ended March 31, 2002 from 9.2% for the six months ended March 31, 2001. The increases in general and administrative expenses were primarily due to legal fees and the hiring of additional finance and operations personnel. General and administrative headcount increased to 10 at March 31, 2002 from 6 at March 31, 2001. We expect that general and administrative expenses will continue to increase in absolute dollars to support the growth of our future operations, as well as from increased legal fees, directors and officers liabilities insurance and the costs of public company compliance reporting.

Stock–Based Compensation.    Stock–based compensation expense decreased by 4.2%, or $11,000, to $252,000 for the three months ended March 31, 2002 from $263,000 for the three months ended March 31, 2001, but increased by 32.6%, or $124,000, to $504,000 for the six months ended March 31, 2002 from $380,000 for the six months ended March 31, 2001. Stock-based compensation expense in absolute dollars increased in part due to additional deferred stock–based compensation related to employee stock options recorded in fiscal 2001. As a percent of total revenue, stock–based compensation expense decreased to 3.1% for the three months ended March 31, 2002 from 5.0% for the three months ended March 31, 2001, and decreased to 3.3% for the six months ended March 31, 2002 from 4.1% for the six months ended March 31, 2001. The decreases in stock-based compensation expenses as a percent of total revenue occurred because the growth rate of total revenue exceeded the growth rate of stock-based compensation expenses.

Interest Income

Interest income increased by 176.9%, or $138,000, to $216,000 for the three months ended March 31, 2002 from $78,000 for the three months ended March 31, 2001, and increased by 113.4%, or $178,000, to $335,000 for the six months ended March 31, 2002 from $157,000 for the six months ended March 31, 2001. Due to net proceeds from our initial public offering and increasing profitability and cash flow, cash balances increased, which resulted in increased interest income, despite lower interest rates. As a percent of total revenue, interest income increased to 2.7% for the three months ended March 31, 2002 from 1.5% for the three months ended March 31, 2001, and increased to 2.2% for the six months ended March 31, 2002 from 1.7% for the six months ended March 31, 2001.

Other Income (Expense), Net

Our other income (expense), net remained relatively unchanged and was immaterial for the three and six months ended March 31, 2002 and 2001.

Income Taxes

The provision for income taxes as a percent of income before taxes was 39.0% and 37.4% for the three months and six months ended March 31, 2002, respectively, as compared to 41.0% for the same periods in the prior year. The decrease in the effective tax rate from prior year was primarily due to the increase in interest income from tax-exempt sources.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through private sales of preferred stock for aggregate proceeds of $525,000 in September 1998 and for aggregate proceeds of $1.5 million in May 1999. We have also financed our operations through the sale of common stock to employees and cash generated from profits. On December 13, 2001, we commenced our initial public offering in which we sold 5 million shares of common stock at a price of $11.00 per share. In January 2002, our underwriters exercised their over-allotment option for an additional 750,000 shares of common stock at the same price. Total net proceeds after deducting underwriting discounts and offering expenses, including the exercise of the over-allotment option, were approximately $57.2 million.

As of March 31, 2002, we had cash, cash equivalents and short-term investments of $71.3 million and working capital of $ 65.6 million.

Net cash provided by operating activities was $2.3 million for the six months ended March 31, 2002 and $5.1 million for the six months ended March 31, 2001. Net cash provided by operating activities for the six months ended March 31, 2002 resulted primarily from net income and increases in accounts payable and accrued liabilities, offset by decreases in deferred revenue, long term liabilities and increases in accounts receivable. Net cash provided by operating activities for the six months ended March 31, 2001 resulted primarily from net income and increases in deferred revenue and long term liabilities, offset by an increase in accounts receivable.

Net cash used in investing activities was $4.9 million for the six months ended March 31, 2002 and $1.5 million for the six months ended March 31, 2001. In both periods, the net cash used primarily related to the purchase of investment securities with maturities of 91 days to one year and purchases of property and equipment.

Net cash provided by financing activities was $57.0 million for the six months ended March 31, 2002 and $204,000 for the six months ended March 31, 2001. For the six months ended March 31, 2002, net cash provided by financing activities was primarily due to the net proceeds from the sale of 5 million shares of common stock in our December 2001 initial public offering and an additional 750,000 shares in January 2002 pursuant to the exercise of the over-allotment option by our underwriters.

Capital expenditures were approximately $161,000 for the six months ended March 31, 2002 and $499,000 for the six months ended March 31, 2001. Our capital expenditures consisted of purchases of computer equipment, software and office furniture and fixtures. We expect to invest approximately $1.0 million in the remainder of fiscal 2002 for similar assets.

As of March 31, 2002, we had no borrowings, lines of credit, outstanding equipment leases or lease lines.

We intend to continue to invest heavily in the development of new products and enhancements to existing products. We also intend to increase our sales and marketing operations. Our future liquidity and capital requirements will depend on numerous factors, including:

•	the amount and timing of orders and their respective payment terms;

•	the extent to which our existing and new products gain market acceptance;

•	the extent to which customers continue to renew annual time-based licenses and maintenance;

•	the cost and timing of expansion of product research and development efforts, including such efforts outside North America, and the success of these development efforts;

•	the cost and timing of expansion of sales and marketing activities, including such activities outside North America; and

•	available borrowings under future credit arrangements, if any.

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

Our revenue would decline substantially if our existing customers do not purchase additional licenses or renew existing time–based licenses and maintenance from us.

We rely on additional perpetual and time–based license revenue from our existing customers, as well as annual maintenance renewals for our perpetual licenses and renewal of our time–based licenses when they expire. Even if we are successful in generating revenue from our software to new customers, if our existing customers do not purchase additional licenses for our software or renew their annual maintenance for perpetual licenses, we would experience a decline in revenue. We would also experience a material decline in revenue if customers with time–based licenses do not renew those licenses when they expire.

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

In addition, the markets for semiconductor products are cyclical. For example, in recent years certain Asian countries have experienced significant economic difficulties, including currency devaluation and instability, business failures and a depressed business environment. These difficulties have triggered a significant downturn in the semiconductor market, resulting in reduced budgets for chip design tools which, in turn, has negatively impacted us. We cannot predict what impact the recent economic slowdown and in particular, the semiconductor industry, will have on our business, but it may result in fewer purchases of licenses of our software, substitution to our lower priced configurations by customers who previously licensed our higher priced configurations or nonrenewal of time–based licenses. If the current economic slowdown continues, we may not meet our revenue expectations for upcoming quarters.

We are currently a defendant in two lawsuits brought by Synopsys. The prosecution of these lawsuits could have a substantial negative impact on our business. Should Synopsys prevail, we may be required to pay substantial monetary damages or be prevented from selling our software.

In February 2000, Synopsys, Inc. filed a complaint in the Superior Court of the State of California in the County of Santa Clara against us and An–Chang Deng, our President. The complaint alleged breach of contract, breach of fiduciary trust and diversion of corporate opportunity and constructive trust. In September 2001, Synopsys filed its second amended complaint, which added allegations of inducing/aiding and abetting breach of fiduciary duty, inducing/aiding and abetting diversion of corporate opportunity, misappropriation of trade secrets, civil conspiracy, breach of confidence and unfair competition, and added as individual defendants Sang Wang, our Chief Executive Officer and Chairman of our board of directors, and four of our other founders, each of whom was previously an employee of Synopsys. Synopsys has not requested specific damages or relief to date except for a preliminary injunction, which was denied on November 20, 2001. However, Synopsys did request unspecified damages, an injunction and a constructive trust on unspecified intellectual property belonging to us. This action is currently in discovery. We believe that we have meritorious defenses to Synopsys’ allegations and claims and we intend to continue to defend ourselves vigorously. However, because of the inherent uncertainty of litigation in general and the fact that the discovery related to this litigation is ongoing, we cannot assure you that we will ultimately prevail. Should Synopsys ultimately succeed in the prosecution of its claims, we could be permanently enjoined from selling our software and deriving related maintenance revenue. In addition, we may be required to pay substantial monetary damages to Synopsys. Further, we could be enjoined preliminarily from selling our software during the course of the litigation. Litigation such as the suit Synopsys has brought against us can take years to resolve and can be expensive to defend. Although the final outcome of the litigation may not occur for some time, the parties periodically conduct evidence gathering, meet to discuss the status of the litigation and file motions and other requests for the court to act. The results of these periodic activities, particularly the court’s decisions on current, pending and future motions, could affect the ultimate outcome of the litigation, either for or against us, prior to a trial on the merits, or strengthen or weaken our ability to assert claims and defenses. If any of Synopsys’ motions ultimately prevail, our ability to defend ourselves against the claims brought against us in this litigation could be severely limited. It is possible that our relationships with our customers will be seriously harmed in the future as a result of the Synopsys litigation. Accordingly, an adverse judgment, if entered on any Synopsys claim, could seriously harm our business, financial position and results of operations and cause our stock price to decline substantially. In addition, Synopsys’ allegations and claims, even if ultimately determined to be without merit, could be time consuming to defend, result in costly litigation, divert our management’s attention and resources, cause product shipment delays, or require us to enter into royalty or license agreements. These royalty or license agreements may not be available on terms acceptable to us, if at all, and the prosecution of the Synopsys allegations and claims could significantly harm our business, financial position and results of operations and cause our stock price to decline substantially.

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

We began licensing our software in July 1999. As a result of our limited operating history, we are subject to risks associated with early–stage companies and you may have difficulty evaluating our business, operating results and future prospects.

Our company was founded in August 1998, and we began licensing our software in July 1999. As a result, an investor in our common stock must consider the risks and difficulties we may encounter as an early–stage company in the electronic design automation software market for new and rapidly evolving complex nanometer–scale semiconductors. Our limited historical financial performance also makes it difficult for you to evaluate our business and results of operations to date and to assess our future prospects and viability. Further, our brief operating history has resulted in period over period revenue and profitability growth rates that may not be indicative of our future results of operations. We cannot be certain that our business strategy will be successful. If we are unable to execute our business strategy successfully, our stock price will be adversely affected.

If we lose any of our key personnel, our ability to manage our business and continue our growth would be negatively impacted.

Our future success depends in part on our ability to enhance our existing products and achieve market acceptance of new, innovative products and technologies. Our software and technologies are complex and to successfully implement our business strategy and manage our business, an in depth understanding of circuit design and the physical behavior of complex nanometer–scale semiconductors is required. We depend substantially on the expertise of Sang S. Wang, our Chairman and Chief Executive Officer, and our existing engineering personnel, especially An–Chang Deng, our President, and our other founders: Walter Chan, Iouri Feinberg, Andrei Tcherniaev and Jeh–Fu Tuan. We do not have long–term employment agreements with our founders and the loss of the services of any of our key employees could adversely affect our business and slow our product development process. We do not maintain key person life insurance on any of our employees. Further, four of our executive officers have agreed to work without receiving salary during fiscal 2002 and 2003. If any or all of these executive officers must be replaced, we would incur unexpected expenses relating to the payment of salaries to the replacement executive officers during fiscal 2002 and 2003.

If we do not continue to expand our sales force and customer service and support organization, our revenue may not grow.

Approximately 68.9% of our total revenue in the six months ended March 31, 2002, 61.2% of our total revenue in fiscal 2001 and 53.4% of our total revenue in fiscal 2000 were from our direct sales efforts.

Our software requires sophisticated sales efforts by experienced and knowledgeable personnel. Competition for these individuals is intense due to the limited number of people available with the necessary sales experience and technical understanding of electronic design automation products. Hiring customer service and support personnel is also very competitive in our industry due to the limited number of people available with the necessary technical skills. Our sales and support staff consisted of 36 persons as of March 31, 2002. If we are unable to successfully train and integrate sales and support personnel and continue to identify, hire, train and retain new qualified individuals, our revenue may not grow.

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

A majority of our sales outside North America and Europe are conducted through distributors. Sales by our distributors accounted for approximately 31.1% of our total revenue in the six months ended March 31, 2002, 38.8% of our total revenue in fiscal 2001 and 46.6% of our total revenue in fiscal 2000. We rely on Marubeni Solutions Corp. as the exclusive distributor of our software in Japan. Sales to Marubeni Solutions accounted for 24.7% of our total revenue in the six months ended March 31, 2002, 7.8% of our accounts receivable at March 31, 2002, 24.1% of our total revenue in fiscal 2001 and 28.1% of our accounts receivable at September 30, 2001. We cannot be certain that we will be able to attract distributors that market our software effectively or provide timely and cost effective user support and service. Further, our agreements with our distributors provide exclusive distribution rights, but do not obligate the distributor to purchase any amount of licenses of our software or sell licenses of our software. Consequently, one or more of our distributors may not continue to represent our software or devote a sufficient amount of effort and resources to selling our licenses of software in their territories. We may from time to time be forced to terminate relationships with distributors who do not maintain an appropriate level of sales. This could cause our sales in a given territory to decrease substantially or completely until a suitable replacement distributor can be found. In the past, we have terminated our relationships with certain distributors for poor performance. Even if we are successful in selling licenses of our software through new distributors, the rate of growth of our total revenue could be harmed if our existing distributors do not continue to sell licenses of our software or our new distributors are not quickly and effectively trained to sell licenses of and support our software.

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

Our sales cycle, or the period between our initial contact with a potential customer and the customer’s purchase of a license of our software, generally ranges from three to six months but may be longer, particularly in the current economic downturn. We cannot predict the exact length of our sales cycle, which at times has exceeded six months. The unpredictability of our sales cycle makes it difficult to plan our expenses and forecast our results of operations for any given period. If we do not correctly predict the timing of our customers’ purchases, the amount of revenue we recognize in a given quarter could be negatively impacted, which could harm our operating results. Our sales cycle may lengthen because of several factors, including:

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

Although we had net income for the past ten quarters, we may incur losses in the future. In order to fund our growth and implement our strategies, we must continue to increase our investment in research and development, sales and marketing and other operations. As a result, we will need to generate significant revenue to maintain profitability. If we do not maintain profitability, the market price of our common stock may decline, perhaps substantially.

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

These royalty or licensing agreements may not be available on terms acceptable to us, if at all. A successful claim of product infringement against us or our failure to license the infringed or similar technology could adversely affect our business. We would not be able to sell licenses of the impacted software without exposing ourselves to litigation risk and damages or we may be required to redevelop the software and incur significant additional expense. Because we expect to derive substantially all of our revenue from HSIM in the next 12 months, anything that would limit our ability to license HSIM would harm our business.

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

Moreover, because our software is used in connection with other vendors’ products that are used to design complex nanometer–scale semiconductors, significant liability claims may be asserted against us if our software does not work properly individually or with other vendors’ products. Our agreements with customers typically contain provisions intended to limit our exposure to liability claims. However, these limitations may not preclude all potential claims and we have only minimal insurance against such liabilities. Regardless of their merit, liability claims could require us to spend significant time and expense in litigation and divert management’s attention from other business pursuits. If successful, a product liability claim could require us to pay significant damages. Any claims, whether or not successful, could seriously damage our reputation and our business.

Because our strategy to expand our international operations is subject to uncertainties, we may not be able to enter new markets outside North America or generate a significant level of revenue from those markets.

Customers outside North America accounted for 45.7% of our total revenue in the six months ended March 31, 2002, 51.0% of our total revenue in fiscal 2001 and 52.3% of our total revenue in fiscal 2000. We plan to increase our international sales activities, but we have limited experience marketing and directly licensing our software internationally.

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

In order to establish strategic relationships with semiconductor technology leaders and leading electronic design automation tool providers, we may need to expend significant resources and will need to commit a significant amount of management time and attention, with no guarantee of success. We may be unable to establish key industry strategic relationships if any of the following occur:

•	potential industry partners become concerned about our ability to protect their intellectual property;

•	potential industry partners develop their own solutions to address circuit simulation and analysis of complex nanometer–scale semiconductors;

•	our potential competitors establish relationships with industry partners with which we seek to establish a relationship; or

•	potential industry partners attempt to restrict our ability to enter into relationships with their competitors.

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

We recently experienced a period of growth. Our total number of employees increased from 25 as of September 30, 2000 to 80 as of March 31, 2002. Our productivity and the quality of our software may be adversely affected if we do not integrate, train and motivate our new employees quickly and effectively. We also cannot be sure that our revenue will continue to grow at a sufficient rate to absorb the costs associated with the increased personnel.

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

Our business depends on continued demand for complex nanometer–scale semiconductors and the electronic equipment that incorporate them.

Our software is used to design complex nanometer–scale semiconductors that are an integral part of portable consumer electronics, networking equipment, wireless communications equipment, multimedia devices and personal computers. As a result, if the demand for these devices and businesses of the manufacturers of these products do not continue to grow, our revenue and business will suffer. Demand for portable consumer electronics may decrease if mobile phone, electronic mail or Internet use declines, the cost of those services increases or consumers fail to adopt latest generation portable electronics. Potential consumers of portable consumer electronics may use or modify existing equipment and never adopt next generation portable consumer electronics. Demand for other complex electronic equipment, such as networking equipment, may decrease if service providers do not experience subscriber growth or defer network build outs or other capital spending.

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

Budget cuts have impacted the number of orders we receive from our customers and some of our customers have been seeking larger discounts, extended payment terms or purchasing time–based licenses in lieu of more costly perpetual licenses. We believe our customers’ and potential customers’ internal budgets are currently subject to heightened scrutiny and the time required to receive budgetary approvals is lengthening. We cannot predict whether purchases of licenses of our software will be deferred due to budget constraints or whether the number of complex nanometer–scale semiconductor design starts by our customers will slow or decline.

The markets for complex nanometer–scale semiconductors are evolving rapidly and if these markets do not develop and expand as we anticipate, the demand for our software and our revenue would decline.

We expect that a substantial majority of our revenue will continue to come from sales of HSIM for the next 12 months. We depend on the growing use of circuit simulation and analysis software to design complex nanometer–scale semiconductors for use in portable consumer electronics, networking equipment and other applications. The market for complex nanometer–scale semiconductors may not grow if customers choose to use other types of semiconductors that might be more affordable or available with shorter time–to–market schedules. This could cause electronic equipment manufacturers to limit the number of new complex nanometer–scale semiconductors they design and would reduce their need for our software. If demand for our software were to decline, we may choose to lower the prices of our software or we may sell fewer licenses and have lower maintenance renewal rates. In addition, if equipment manufacturers do not widely adopt the use of complex nanometer–scale semiconductors or if there is a wide acceptance of alternative semiconductors that provide enhanced capabilities, the market price of our stock could decline due to our lower operating results or investors’ assessment that the growth potential for licenses of our software is limited.

The markets for complex nanometer–scale semiconductors are evolving rapidly and we cannot predict their potential sizes or future growth rates. Our success in generating revenue in these evolving markets will depend on, among other things, our ability to:

•	educate potential customers about the benefits of complex nanometer–scale semiconductors and the use of our software to design them;

•
establish and maintain relationships with leading semiconductor manufacturers, electronic equipment designers, portable consumer electronic manufacturers, networking equipment and other electronics companies;

•	utilize our research and development efforts to anticipate and adapt to evolving markets; and

•	predict and base our software on technology that ultimately becomes industry standard.

Because many of our current competitors have greater resources than we do and pre–existing relationships with our potential customers, we might not be able to achieve sufficient market penetration to sustain profitability or gain additional market share.

We face significant competition from larger companies that market suites of electronic design automation products that address all or almost all steps in the semiconductor design process. Many of these competitors have substantially greater financial, customer support, technical and marketing resources, larger customer bases, longer operating histories, greater name recognition and more established relationships in the industry than we do. In addition, other electronic design automation companies have recently announced that they intend to introduce new hierarchical simulation products with competing capabilities to ours. We cannot be sure that we will have the resources or expertise to compete successfully in the future. If we are unable to gain additional market share due to their pre–existing relationships with our potential customers, our operating results could be harmed.

Our software is used to simulate and analyze complex nanometer–scale semiconductor designs. Our competitors in the electronics design automation industry who offer products that are used for other segments of the semiconductor design process often bundle their products together to offer discounts on products competitive with those we offer, making those products extremely attractive for our customers or potential customers to use. In addition, these competitors may not support our effort to integrate our software into their existing software. These competitors include such companies as Avant! Corporation, Mentor Graphics Corporation and Synopsys. Since these competitors offer a more comprehensive range of products than we do, they are often able to respond more quickly or price more effectively to take advantage of new or changing opportunities and respond to new technologies and customer requirements. If we lose such opportunities to our competitors, our results of operations could be harmed significantly.

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

Large electronic design automation vendors, such as Avant!, Mentor Graphics or Synopsys, may acquire or establish cooperative relationships with our other current competitors, including private companies. For example, in December 2001, Synopsys and Avant! announced that they had agreed to merge. Because large electronic design automation vendors have significant financial and organizational resources, they may be able to further penetrate our markets by leveraging the technology and expertise of smaller companies and utilizing their own extensive distribution channels. We expect that the electronic design automation product industry will continue to consolidate. For example, in March 2002, Mentor Graphics completed a cash tender offer for IKOS Systems, Inc., a functional verification company, and in April 2002, signed a definitive merger agreement with Innoveda, Inc., an electronic design automation company. Additionally, in April 2002, Cadence Design Systems, Inc. completed its acquisition of Plato Design Systems, Inc., a design technology company, and announced a planned merger with Simplex Solutions, a provider of software and services for the design and verification of integrated circuits. It is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share, which would harm our business and financial prospects.

We may not be able to compete effectively if our software is delayed or does not incorporate new required features.

Our future success depends on our ability to enhance existing software, develop and introduce new products, satisfy user requirements, meet industry standards and achieve market acceptance. We may not successfully identify new product opportunities or develop and bring new products to market in a timely and cost effective manner. Significant delays in our new software releases or significant problems or delays in enhancing existing products to keep pace with new design techniques for complex nanometer–scale semiconductors could seriously damage our business. We have, from time to time, experienced delays in the scheduled introduction of new and enhanced software and we may experience similar delays in the future. For example, in early 2001 we experienced delays in the development of a new product which caused us to revise our expected release date for this product by several months. We cannot assure you that we will not experience additional difficulties that could delay or prevent the successful development, introduction and marketing of this software or that our new software and product enhancements will achieve market acceptance. If we are unable to develop, introduce and successfully market new or enhanced software in a timely manner in response to changing market conditions or customer requirements, our business, operating results and financial condition may be harmed.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We develop products primarily in the United States and sell those products primarily in North America, Europe and Japan. Our revenue for sales outside of North America was approximately 42.7% in the three months ended March 31, 2002, 59.1% in the three months ended March 31, 2001, 45.7% in the six months ended March 31, 2002 and 57.1% in the six months ended March 31, 2001. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. As all of our sales are currently made in United States dollars, a strengthening of the United States dollar could make our software less competitive in foreign markets.

Our interest income is sensitive to changes in the general level of United States interest rates, particularly since the majority of our investments are in short-term instruments. We expect that our interest income will be negatively affected by recent declines in short-term interest rates. A sensitivity analysis assuming a hypothetical 10% movement in interest rates applied to our cash equivalent and short-term investments balances at March 31, 2002 would change interest income by approximately $100,000 on an annual basis. However, due to the nature of our short-term investments, we have concluded that we do not have material market risk exposure.

We invest funds in excess of current operating requirements in short-term tax exempt and taxable instruments that meet high credit quality standards, as specified in our investment policy. The policy also limits the amount of credit exposure to any one issue, issuer or type of instrument. As of March 31, 2002, our cash, cash equivalents and short-term investments primarily consisted of the following instruments:

•	obligations of the United States government and its agencies;

•	investment grade state and local government obligations;

•	securities of United States corporations rated A1 or P1 by Standard & Poors’ or Moody’s equivalents; and/or

•
money market funds, deposits or notes issued or guaranteed by United States and non–United States commercial banks meeting certain credit rating and net worth requirements with maturities of less than one year.

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

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

None.

(b)  Reports on Form 8-K

The Company did not file any reports on Form 8-K during the three months ended March 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 9, 2002

NASSDA CORPORATION

By:	/s/ SANG S. WANG
Sang S. Wang Chief Executive Officer and Chairman (Principal Executive Officer)

By:	/s/ TAMMY S. LIU
Tammy S. Liu Vice President of Finance and Administration and Chief Financial Officer (Principal Financial and Accounting Officer)