Form 10-Q
period 2002-06-30
NASSDA CORP
filed 2002-08-06
CIK 1157624

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934

           For the quarterly period ended June 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

At July 31, 2002, 24,876,763 shares of common stock of the Registrant were outstanding.

NASSDA CORPORATION

PART I—FINANCIAL INFORMATION

Item 1:     Financial Statements

NASSDA CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2002	September 30, 2001(1)
	(unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$48,592	$5,655
Short-term investments	26,290	6,520
Accounts receivable, net of allowances $104 and $112 at June 30, 2002 and September 30, 2001, respectively	4,130	1,766
Prepaid expenses and other current assets	619	755
Deferred income taxes	2,679	1,809

Total current assets	82,310	16,505
Property and equipment, net	804	891
Other assets	845	1,453

Total assets	$83,959	$18,849

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$424	$111
Accrued liabilities	8,020	5,370
Deferred revenue	5,806	4,472

Total current liabilities	14,250	9,953
Long-term liabilities	155	1,709

Total liabilities	14,405	11,662

Stockholders’ equity:
Common stock, par value $0.001: 110,000,000 shares authorized; 24,649,282 and 18,749,864 shares outstanding at June 30, 2002 and September 30, 2001, respectively	25	19
Additional paid-in capital	65,320	8,137
Deferred stock-based compensation	(2,485)	(3,429)
Accumulated other comprehensive income	3	11
Retained earnings	6,691	2,449

Total stockholders’ equity	69,554	7,187

Total liabilities and stockholders’ equity	$83,959	$18,849

(1)	Derived from the audited consolidated balance sheet of Nassda Corporation as of September 30, 2001

See accompanying notes to condensed consolidated financial statements.

NASSDA CORPORATION

CONDENSED CONSOLIDATED INCOME STATEMENTS
(in thousands, except per share data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2002	2001	2002	2001
	(unaudited)
Revenue:
Product	$4,999	$4,127	$13,920	$10,999
Subscription	2,622	1,220	6,662	2,534
Maintenance	1,301	719	3,453	1,765

Total revenue	8,922	6,066	24,035	15,298

Cost of revenue:
Product	22	53	157	201
Subscription	74	46	191	86
Maintenance	174	134	487	293

Total cost of revenue	270	233	835	580

Gross profit	8,652	5,833	23,200	14,718

Operating expenses:
Research and development	1,248	1,545	3,833	3,640
Sales and marketing	2,424	1,681	6,834	5,352
General and administrative	2,085	888	5,607	1,741
Stock-based compensation*	252	541	756	921

Total operating expenses	6,009	4,655	17,030	11,654

Income from operations	2,643	1,178	6,170	3,064
Interest income	320	126	655	283
Other income (expense), net	(1)	(20)	(6)	(6)

Income before taxes	2,962	1,284	6,819	3,341
Provision for taxes	(1,133)	(526)	(2,577)	(1,370)

Net income	$1,829	$758	$4,242	$1,971

Earnings per share:
Basic	$0.08	$0.10	$0.22	$0.28

Diluted	$0.06	$0.03	$0.15	$0.09

Shares used in computing earnings per share:
Basic	22,962	7,970	18,922	7,039

Diluted	29,375	22,160	27,432	21,286

*Stock-based compensation includes:
Research and development	$107	$406	$321	$614
Sales and marketing	87	72	261	147
General and administrative	58	63	174	160

Total	$252	$541	$756	$921

See accompanying notes to condensed consolidated financial statements.

NASSDA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended June 30,
	2002	2001
	(unaudited)
Operating activities
Net income	$4,242	$1,971
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	309	155
Stock-based compensation	756	921
Deferred income taxes	(303)	(1,996)
Changes in operating assets and liabilities:
Accounts receivable	(2,364)	(2,284)
Prepaid expenses and other current assets	136	(195)
Accounts payable	313	170
Accrued liabilities	2,650	2,806
Deferred revenue	1,334	4,421
Long-term liabilities	(1,554)	977

Net cash provided by operating activities	5,519	6,946

Investing activities
Purchase of short-term investments	(71,902)	(7,951)
Proceeds from maturity of short-term investments	52,124	2,029
Purchases of property and equipment	(222)	(562)
Other assets	41	(5)

Net cash used in investing activities	(19,959)	(6,489)

Financing activities
Proceeds from issuance of common stock	57,545	213
Repurchase of common stock	(168)	—

Net cash provided by financing activities	57,377	213

Increase in cash and cash equivalents	42,937	670
Cash and cash equivalents, beginning of period	5,655	4,473

Cash and cash equivalents, end of period	$48,592	$5,143

Supplemental disclosure of cash flow information
Cash paid for income taxes	$1,485	$1,422

Supplemental schedule of noncash activities
Unrealized loss on short-term investments	$8	$9

Deferred stock-based compensation (reversal)	$(189)	$2,171

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
(unaudited)

3.    Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average common shares outstanding of the period. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock.

During the three and nine months ended June 30, 2002 and 2001, we had securities outstanding that could potentially dilute basic earnings per share in the future, but these securities were excluded in the computation of diluted earnings per share in such periods as their effect would have been antidilutive. At June 30, 2002 and 2001, options to purchase 45,000 and 110,665 shares of common stock with a weighted average exercise price of $16.96 and $5.63, respectively, were excluded from the diluted net income per share computation. The following table is a reconciliation of the numerators and denominators used in computing basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2002	2001	2002	2001
Net income (numerator):	$1,829	$758	$4,242	$1,971

Shares (denominator):
Weighted average common shares outstanding	24,627	11,981	21,147	10,964
Weighted average common shares subject to repurchase	(1,665)	(4,011)	(2,225)	(3,925)

Shares used in basic computation	22,962	7,970	18,922	7,039
Weighted average common shares subject to repurchase	1665	4,011	2,225	3,925
Common shares issuable upon exercise of stock options (treasury stock method)	4,748	3,579	4,545	3,722
Convertible preferred stock	—	6,600	1,740	6,600

Shares used in diluted computation	29,375	22,160	27,432	21,286

Basic earnings per share	$0.08	$0.10	$0.22	$0.28

Diluted earnings per share	$0.06	$0.03	$0.15	$0.09

NASSDA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

4.    Comprehensive Income

The components of comprehensive income, net of tax, were as follows (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2002	2001	2002	2001
Net income	$1,829	$758	$4,242	$1,971
Unrealized gain/(loss) on investments	38	(27)	(8)	(9)

Comprehensive Income	$1,867	$731	$4,234	$1,962

5.    Related Party Transaction

In fiscal 2001, we accrued bonuses of an aggregate of $3.7 million payable to our employees for their services in fiscal 2001. These bonuses will be paid over time on specified schedules. We paid $247,000 and $1.8 million of these bonuses during the three months and nine months ended June 30, 2002, respectively. If an employee who provided services to us in fiscal 2001 is not employed by us on the scheduled date of a given bonus payment, we will pay the amounts due to that employee on December 15, 2005. In addition, our executive officers have orally agreed that they will not receive their base salaries in fiscal 2002 and fiscal 2003. The total base salaries earned by these executive officers in fiscal 2001 was approximately $539,000. As a result of our significant bonus accruals in fiscal 2001 and the foregone salaries in fiscal 2002 and 2003, our compensation expense in fiscal 2002 and fiscal 2003 may not be consistent with fiscal 2001 or indicative of future periods.

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
(unaudited)

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q, including the sections titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Litigation,” contains forward-looking statements. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements. In some cases you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. Forward looking statements include, but are not limited to: the statements under “Overview––Quarterly Fluctuations” regarding the impact of quarterly fluctuations of revenues on us; the statements in the second paragraph under “Results of Operations––Revenue” regarding international sales as a percentage of total revenue; the statement under “Results of Operations—General and Administrative” regarding the increases in expenditure due to legal fees and the hiring of new personnel; the statements in the last paragraph under “Liquidity and Capital Resources” concerning the anticipated spending for capital additions for the next 12 months, the sufficiency of our available resources to meet cash requirements and the factors which will determine our future cash requirements; and the statements in “Factors Affecting Future Operating Results.” These statements are only predictions and you should not place undue reliance on these statements. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various factors including those discussed in “Factors Affecting Future Operating Results” below.

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

Overview

We are a leading provider of full-chip circuit simulation and analysis software for the design and verification of complex semiconductors. Our customers use our software to reduce time-to-market and achieve first silicon success by simulating complex designs rapidly and accurately. We were founded in August 1998 and released our first product, HSIM, in July 1999. Prior to the release of HSIM, our activities primarily consisted of product development. We began recognizing revenue from HSIM in the three months ended September 30, 1999. In February 2002, with the release of HSIM 2.0, we also introduced two new options, CircuitCheck and Cadence Analog Artist Integration, which are sold as separate options. We released our second major product, LEXSIM, in May 2002.

Our fiscal year ends on September 30. Throughout this report we refer to the fiscal year ended September 30, 2001 as fiscal 2001, the fiscal year ending September 30, 2002 as fiscal 2002 and so on.

Sources of Revenue

We derive all of our revenue from software licensing and maintenance fees. To date, we have derived substantially all of this revenue from the licensing and support of HSIM. We expect that revenue from HSIM will continue to account for a substantial majority of our revenue for the remainder of fiscal 2002. We do not expect LEXSIM to account for any meaningful percentage of our total revenue until fiscal 2003. Our software does not require customization and generally does not require on-site implementation services. As a result, we have not generated a significant amount of professional service or consulting revenue. We do not consider backlog to be a meaningful measure of future revenue because our customers can generally cancel orders without penalty.

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

Subscription Revenue—Time-Based Licenses

Our time-based licenses give the customer the right to use our software for a fixed period of time, typically one to three years, and include maintenance. Time-based licenses can be renewed for one or more years. An increasing proportion of our total revenue is derived from time-based licenses, as more of our large customers who initially subscribe to time-based licenses renew those licenses or subscribe to additional time-based licenses. In today’s challenging economic environment, some customers also choose to purchase time-based licenses due to their flexible licensing and payment terms.

Maintenance Revenue

Our perpetual license customers typically purchase maintenance contracts and renew them annually. Customers who purchase maintenance receive support, updates and enhancements when we make them available to our general installed base. We anticipate that as an increasing proportion of our future licenses come from time-based licenses, maintenance revenue may decrease as a percent of total revenue. Maintenance revenue may also fluctuate from quarter to quarter due to the timing of annual renewals.

Quarterly Fluctuations

While we have increased product, subscription and maintenance revenue in our recent quarters, we believe seasonal factors in our business may cause both the total revenue and each of its components to fluctuate from quarter to quarter. These seasonal factors include patterns in the capital budgeting, purchasing cycles of our current and prospective customers, the mix between perpetual and time-based licenses, timing of the renewals of time-based licenses and maintenance, and payment terms which may impact the timing of revenue recognition. Further, commissions represent a significant portion of our sales force compensation, which is structured to encourage sales closures prior to fiscal year end. As a result, we expect that sales efforts will intensify in the fourth fiscal quarter, which could result in our revenue being flat or slightly lower in the first quarter of the subsequent fiscal year.

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

To increase market share in international locations and better serve our customers, we plan to further expand our international operations. As a result of these investments in our international operations, we may experience an increase in cost of sales and other operating expenses disproportionate to revenue from those operations. For example, over the last nine months, we have opened direct sales and support offices in Arizona, Florida, New York and New Jersey domestically and the United Kingdom and Israel internationally.

In fiscal 2001, we accrued bonuses of an aggregate of $3.7 million payable to our employees for their services in fiscal 2001. These bonuses will be paid over time on specified schedules. We paid $247,000 and $1.8 million of these bonuses during the three and nine months ended June 30, 2002, respectively. If an employee who provided services to us in fiscal 2001 is not employed by us on the scheduled date of a given bonus payment, we will pay the amounts due to that employee on December 15, 2005. In addition, our executive officers have orally agreed that they will not receive their base salaries in fiscal 2002 and fiscal 2003. The total base salaries earned by these executive officers in fiscal 2001 was approximately $539,000. As a result of our significant bonus accruals in fiscal 2001 and the foregone salaries in fiscal 2002 and fiscal 2003, our compensation expense in fiscal 2002 and fiscal 2003 may not be consistent with fiscal 2001 or indicative of future periods.

Stock-Based Compensation

We recorded deferred stock-based compensation of $l.8 million and $2.5 million in connection with stock option grants in fiscal 2000 and fiscal 2001, respectively. We did not record any deferred stock-based compensation in the three and nine months ended June 30, 2002. We have been amortizing this stock-based compensation over the vesting period of the related options, which is generally four years. We amortized

$97,000 and $2.4 million of stock-based compensation in fiscal 2000 and fiscal 2001, respectively. During the three and nine months ended June 30, 2002, we recognized aggregate stock-based compensation expense of approximately $252,000 and $756,000, respectively. We expect aggregate stock-based compensation expense of approximately $252,000 during the remainder of fiscal 2002, approximately $1.0 million during fiscal 2003, approximately $918,000 during fiscal 2004 and approximately $307,000 during fiscal 2005.

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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2002	2001	2002	2001
Revenue:
Product	56.0%	68.0%	57.9%	71.9%
Subscription	29.4	20.1	27.7	16.6
Maintenance	14.6	11.9	14.4	11.5

Total revenue	100.0	100.0	100.0	100.0
Cost of revenue:
Product	0.2	0.9	0.7	1.3
Subscription	0.8	0.8	0.8	0.6
Maintenance	2.0	2.1	2.0	1.9

Gross profit	97.0	96.2	96.5	96.2

Operating expenses:
Research and development	14.0	25.5	16.0	23.8
Sales and marketing	27.2	27.7	28.4	35.0
General and administrative	23.4	14.7	23.3	11.4
Stock-based compensation	2.8	8.9	3.1	6.0

Total operating expenses	67.4	76.8	70.8	76.2

Income from operations	29.6	19.4	25.7	20.0
Interest income	3.6	2.1	2.7	1.8
Other income (expense), net	—	(0.3)	—	—

Income before taxes	33.2	21.2	28.4	21.8
Provision for taxes	12.7	(8.7)	10.8	8.9

Net income	20.5%	12.5%	17.6%	12.9%

Three and Nine Months Ended June 30, 2002

Revenue

Total Revenue.    Our revenue consists of product, subscription and maintenance revenue. Total revenue increased by 47.1%, or $2.9 million, to $8.9 million in the three months ended June 30, 2002 from $6.1 million for the three months ended June 30, 2001, and increased by 57.1%, or $8.7 million, to $24.0 million for the nine months ended June 30, 2002 from $15.3 million for the nine months ended June 30, 2001. The increases were attributable to an increase in our end user base resulting in substantial growth in product, subscription and maintenance revenue, as well as additional sales to our existing end users.

Revenue from sales outside of North America accounted for 28.2% and 49.9% of total revenue for the three months ended June 30, 2002 and 2001, respectively, and 39.2% and 54.3% of total revenue for the nine months ended June 30, 2002 and 2001, respectively. The percent of total revenue from outside of North America decreased due to domestic revenue growing at a faster rate than revenue from outside of North America primarily because we penetrated into more domestic major accounts. Revenue from Japan was 10.8% and 39.0% of our total revenue in the three months ended June 30, 2002 and 2001, respectively, and 19.5% and 27.8% of total revenue for the nine months ended June 30, 2002 and 2001, respectively. No other country outside North America accounted for more than 10% of our total revenue in any of these periods. We expect that revenue from sales outside of North America will continue to account for a significant portion of our total revenue in the future.

Marubeni Solutions, our exclusive distributor for Japan, accounted for approximately 10.8% and 39.0% of our total revenue for the three months ended June 30, 2002 and 2001, respectively, and 19.5% and 27.8% of total revenue for the nine months ended June 30, 2002 and 2001, respectively. Micron Technology, Inc. accounted for approximately 17.8% of our total revenue for the three months ended June 30, 2002. Broadcom Corporation accounted for approximately 10.3% of our total revenue for the three months ended June 30, 2002. Fujistu Microelectronics, Inc. accounted for approximately 12.8% of our total revenue for the three months ended June 30, 2001. No other direct customer or distributor accounted for more than 10% of our total revenue during any of these periods.

Deferred revenue includes perpetual license fees for which all of the revenue recognition criteria had not been met, time-based license fees that have been invoiced and due or collected for which we recognize revenue ratably over the term of the license period, and maintenance fees on perpetual licenses for which we also recognized revenue ratably over the term of the maintenance period. Our deferred revenue increased to $5.8 million as of June 30, 2002 from $3.9 million as of March 31, 2002 and from $4.5 million as of September 30, 2001. The increase in deferred revenue was primarily due to increases in both deferred time-based license revenue and deferred maintenance revenue from new purchases and renewals. We expect deferred revenue to fluctuate from quarter to quarter due to the number of additional time-based license purchases, the timing of renewals of time-based licenses and maintenance and their respective payment terms. Additionally, deferred revenue may not increase if more customers prefer quarterly payments for time-based licenses and maintenance.

Product Revenue.    Product revenue increased by 21.1%, or $872,000, to $5.0 million for the three months ended June 30, 2002 from $4.1 million for the three months ended June 30, 2001, and increased by 26.6%, or $2.9 million, to $13.9 million for the nine months ended June 30, 2002 from $11.0 million for the nine months ended June 30, 2001. These increases were primarily due to an increase in our perpetual license user base, as well as additional perpetual license purchases from our existing end users. As a percent of total revenue, product revenue decreased to 56.0% for the three months ended June 30, 2002 from 68.0% for the three months ended June 30, 2001, and decreased to 57.9% for the nine months ended June 30, 2002 from 71.9% for the nine months ended June 30, 2001 as the growth rate in sales of perpetual licenses was outpaced by growth in time-based licenses.

Subscription Revenue.    Subscription revenue increased by 114.9%, or $1.4 million, to $2.6 million for the three months ended June 30, 2002 from $1.2 million for the three months ended June 30, 2001, and increased by 162.9%, or $4.1 million, to $6.6 million for the nine months ended June 30, 2002 from $2.5 million for the nine months ended June 30, 2001. The increases were primarily due to new customers purchasing time-based licenses, as well as existing customers purchasing additional time-based licenses and renewing their expired time-based licenses. As a percent of total revenue, subscription revenue rose to 29.4% for the three months ended June 30, 2002 from 20.1% for the three months ended June 30, 2001, and rose to 27.7% for the nine months ended June 30, 2002 from 16.6% for the nine months ended June 30, 2001. We expect time-based licenses to account for an increasing percent of total revenue in the future.

Maintenance Revenue.    Maintenance revenue increased by 80.9%, or $582,000, to $1.3 million for the three months ended June 30, 2002 from $719,000 for the three months ended June 30, 2001, and increased by 95.6%, or $1.7 million, to $3.5 million for the nine months ended June 30, 2002 from $1.8 million for the nine months ended June 30, 2001. The increases in maintenance revenue were due to the increase in the number of perpetual licenses in the installed base. As a percent of total revenue, maintenance revenue increased to 14.6% for the three months ended June 30, 2002 from 11.9% for the three months ended June 30, 2001, and increased to 14.4% for the nine months ended June 30, 2002 from 11.5% for the nine months ended June 30, 2001. We expect maintenance revenue to vary as a percent of total revenue based on the growth rate of product revenue relative to subscription revenue and the number of customers renewing annual maintenance. If maintenance revenue increases as a percent of total revenue, our gross profit as a percent of total revenue, or gross margin, may decrease because of lower margins on maintenance revenue due to incremental maintenance support costs.

Cost of Revenue

Cost of Product Revenue.    Cost of product revenue consists primarily of royalties due from us to a third-party under an original equipment manufacturer arrangement. We incur only minimal costs to deliver our software as the product and documentation are primarily sent electronically. Our cost of product revenue decreased by 58.5%, or $31,000, to $22,000 for the three months ended June 30, 2002 from $53,000 for the three months ended June 30, 2001, and decreased by 21.9%, or $44,000, to $157,000 for the nine months ended June 30, 2002 from $201,000 for the nine months ended June 30, 2001, due to decrease in the sublicensing of third-party products. As a percent of total revenue, the cost of product revenue decreased to 0.2% for the three months ended June 30, 2002 from 0.9% for the three months ended June 30, 2001, and decreased to 0.7% for the nine months ended June 30, 2002 from 1.3% for the nine months ended June 30, 2001. The cost of product revenue as a percent of total revenue will vary based on the sales of third-party products.

Cost of Subscription Revenue.    Cost of subscription revenue consists primarily of personnel and allocated overhead expenses for support of time-based licenses. Our cost of subscription revenue increased by 60.9%, or $28,000, to $74,000 for the three months ended June 30, 2002 from $46,000 for the three months ended June 30, 2001, and increased by 122.1%, or $105,000, to $191,000 for the nine months ended June 30, 2002 from $86,000 for the nine months ended June 30, 2001. The increases in cost of subscription revenue were primarily due to the increase in personnel and other costs associated with the support of a larger number of time-based licenses. As a percent of total revenue, the cost of subscription revenue remained constant at 0.8% for the three months ended June 30, 2002 and June 30, 2001, and increased to 0.8% for the nine months ended June 30, 2002 from 0.6% for the nine months ended June 30, 2001. We expect the absolute dollar amount of the cost of subscription revenue to increase over the next 12 months.

Cost of Maintenance Revenue.    Cost of maintenance revenue consists primarily of personnel and other expenses related to providing maintenance support to our customers who purchase perpetual licenses. Our cost of maintenance revenue increased by 29.9%, or $40,000, to $174,000 for the three months ended June 30, 2002 from $134,000 for the three months ended June 30, 2001, and increased by 66.2%, or $194,000, to $487,000 for the nine months ended June 30, 2002 from $293,000 for the nine months ended June 30, 2001. The increases in cost of maintenance revenue were primarily due to increased hiring of dedicated support personnel to provide support to a growing installed user base. As a percent of total revenue, the cost of maintenance revenue decreased to 2.0% for the three months ended June 30, 2002 from 2.1% for the three months ended June 30, 2001. This decrease was due to the growth rate of maintenance revenue outpacing the growth rate of our hiring of additional support personnel. As a percent of total revenue, the cost of maintenance revenue increased to 2.0% for the nine months ended June 30, 2002 from 1.9% for the nine months ended June 30, 2001. This increase was primarily due to the additional resources required in supporting an increasing number of perpetual licensees. We expect that the absolute dollar amount of cost of maintenance revenue will grow in the next 12 months as we continue to increase support for our growing base of domestic and international customers.

Operating Expenses

Research and Development.    Research and development expenses consist of engineering costs to develop new products, enhance existing products and perform quality assurance activities. Our research and development expenses decreased by 19.2%, or $297,000, to $1.3 million for the three months ended June 30, 2002 from $1.5 million for the three months ended June 30, 2001, but increased by 5.3%, or $193,000, to $3.8 million for the nine months ended June 30, 2002 from $3.6 million for the nine months ended June 30, 2001. The decrease in research and development expenses was primarily due to the decreases in bonuses, partially offset by the hiring of additional research and development personnel. Research and development headcount increased to 35 at June 30, 2002 from 23 at June 30, 2001. As a percent of total revenue, research and development expenses decreased to 14.0% in the three months ended June 30, 2002 from 25.5% in the three months ended June 30, 2001, and decreased to 16.0% in the nine months ended June 30, 2002 from 23.8% in the nine months ended June 30, 2001. The decreases in research and development expenses as a percent of total revenue occurred primarily because the growth rate of total revenue exceeded the growth rate of research and development expenses. We anticipate that research and development expenses will continue to increase in absolute dollars in the future.

Sales and Marketing.    Sales and marketing expenses consist primarily of salaries, commissions, travel, promotional and advertising costs. Our sales and marketing expenses increased by 44.2%, or $743,000, to $2.4 million for the three months ended June 30, 2002 from $1.7 million for the three months ended June 30, 2001, and increased by 27.7%, or $1.5 million, to $6.8 million for the nine months ended June 30, 2002 from $5.4 million for the nine months ended June 30, 2001. The absolute dollar increases in sales and marketing expenses were primarily due to the hiring of additional sales, application engineering, and marketing personnel which increased to 44 at June 30, 2002 from 24 at June 30, 2001 and, to a lesser extent, increased trade show and other marketing activities and the expansion of our sales offices. As a percent of total revenue, sales and marketing expenses decreased to 27.2% in the three months ended June 30, 2002 from 27.7% in the three months ended June 30, 2001, and decreased to 28.4% in the nine months ended June 30, 2002 from 35.0% in the nine months ended June 30, 2001. The decreases in sales and marketing expenses as a percent of revenue occurred because the growth rates of total revenue exceeded the growth rates of sales and marketing expenses. We expect that sales and marketing expenses will continue to increase in absolute dollars in future periods as we further expand our global sales and support organization.

General and Administrative.    General and administrative expenses represent corporate, finance, human resource, administrative, legal and consulting expenses. Our general and administrative expenses increased by 134.8%, or $1.2 million, to $2.1 million for the three months ended June 30, 2002 from $888,000 for the three months ended June 30, 2001, and increased by 222.1%, or $3.9 million, to $5.6 million for the nine months ended June 30, 2002 from $1.7 million for the nine months ended June 30, 2001. As a percent of total revenue, general and administrative expenses increased to 23.4% for the three months ended June 30, 2002 from 14.7% for the three months ended June 30, 2001, and increased to 23.3% for the nine months ended June 30, 2002 11.4% for the nine months ended June 30, 2001. The increases in general and administrative expenses were primarily due to legal fees, the hiring of additional finance and operations personnel and costs related to being a public company. General and administrative headcount increased to 10 at June 30, 2002 from six at June 30, 2001. We expect that general and administrative expenses will continue to increase in absolute dollars to support the growth of our future operations, as well as from increased legal fees, directors and officers liabilities insurance and the costs of public company compliance reporting.

Stock-Based Compensation.    Stock-based compensation expense decreased by 53.4%, or $289,000, to $252,000 for the three months ended June 30, 2002 from $541,000 for the three months ended June 30, 2001, and decreased by 17.9%, or $165,000, to $756,000 for the nine months ended June 30, 2002 from $921,000 for the nine months ended June 30, 2001. As a percent of total revenue, stock-based compensation expense decreased to 2.8% for the three months ended June 30, 2002 from 8.9% for the three months ended June 30, 2001, and decreased to 3.1% for the nine months ended June 30, 2002 from 6.0% for the nine months ended June 30, 2001. The decreases in stock-based compensation expenses occurred because of the acceleration of certain non-qualified stock options in fiscal 2001.

Interest Income

Interest income increased by 154.0%, or $194,000, to $320,000 for the three months ended June 30, 2002 from $126,000 for the three months ended June 30, 2001, and increased by 131.4%, or $372,000, to $655,000 for the nine months ended June 30, 2002 from $283,000 for the nine months ended June 30, 2001. Due to net proceeds from our initial public offering and increasing profitability and cash flow, cash and investment balances increased, which resulted in increased interest income, despite lower interest rates. As a percent of total revenue, interest income increased to 3.6% for the three months ended June 30, 2002 from 2.1% for the three months ended June 30, 2001, and increased to 2.7% for the nine months ended June 30, 2002 from 1.8% for the nine months ended June 30, 2001.

Other Income (Expense), Net

Our other income (expense), net remained relatively unchanged and was immaterial for the three and nine months ended June 30, 2002 and 2001.

Income Taxes

The provision for income taxes as a percent of income before taxes was 38.3% and 37.8% for the three months and nine months ended June 30, 2002, respectively, as compared to 41.0% for the same periods in the prior year. The decrease in the effective tax rate from the prior year was primarily due to the reduction of amortization of stock-based compensation as a percent of income before taxes.

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

As of June 30, 2002, we had cash, cash equivalents and short-term investments of $74.9 million and working capital of $68.1 million.

Net cash provided by operating activities was $5.5 million for the nine months ended June 30, 2002 and $6.9 million for the nine months ended June 30, 2001. Net cash provided by operating activities for the nine months ended June 30, 2002 resulted primarily from net income and increases in accrued liabilities and deferred revenue, offset by decreases in long term liabilities and increases in accounts receivable. Net cash provided by operating activities for the nine months ended June 30, 2001 resulted primarily from net income and increases in deferred revenue, accrued liabilities and long term liabilities, offset by an increase in accounts receivable and deferred income taxes.

Net cash used in investing activities was $20.0 million for the nine months ended June 30, 2002 and $6.5 million for the nine months ended June 30, 2001. In both periods, the net cash used primarily related to the purchase of investment securities with maturities of 91 days to one year and purchases of property and equipment.

Capital expenditures were approximately $222,000 for the nine months ended June 30, 2002 and $562,000 for the nine months ended June 30, 2001. Our capital expenditures consisted of purchases of computer equipment, software and office furniture and fixtures.

Net cash provided by financing activities was $57.4 million for the nine months ended June 30, 2002 and $213,000 for the nine months ended June 30, 2001. For the nine months ended June 30, 2002, net cash provided by financing activities was primarily due to the net proceeds from the sale of 5 million shares of common stock in our December 2001 initial public offering and an additional 750,000 shares in January 2002 pursuant to the exercise of the over-allotment option by our underwriters.

As of June 30, 2002, we had no borrowings, lines of credit, outstanding equipment leases or lease lines.

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

We believe that our current cash and investment balances and any cash generated from operations, will be sufficient to meet our operating and capital requirements for at least the next 12 months. However, it is possible that we may require additional financing within this period. We have no current plans, and we are not currently negotiating to obtain additional financing. The factors described above will affect our future capital requirements and the adequacy of our available funds. In addition, even if we raise sufficient funds to meet our anticipated cash needs during the next 12 months, we may need to raise additional funds beyond this time. We may be required to raise those funds through public or private financings, strategic relationships or other arrangements. We cannot assure you that such funding, if needed, will be available on terms attractive to us, or at all. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. If we fail to raise capital as and when needed, our failure could have a negative impact on our ability to pursue our business strategy and maintain profitability.

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

Our revenue would decline substantially if our existing customers do not purchase additional licenses or renew existing time-based licenses and maintenance from us.

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

If semiconductor design and manufacturing companies continue to experience recession or other conditions which impact their operating budgets, they may delay or cancel purchases of our software, which would reduce our revenues and cause our business to suffer.

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

In addition, the markets for semiconductor products are cyclical. For example, in recent years certain European and Asian countries have experienced significant economic difficulties, including currency devaluation and instability, business failures and a depressed business environment. These difficulties have triggered a significant downturn in the semiconductor market, resulting in reduced budgets for chip design tools which, in turn, has negatively impacted us. We cannot predict what impact the recent economic slowdown and in particular, the semiconductor industry, will have on our business, but it may result in fewer purchases of licenses of our software, substitution to our lower priced configurations by customers who previously licensed our higher priced configurations or nonrenewal of time-based licenses. If the current economic slowdown continues, we may not meet our revenue expectations for upcoming quarters.

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

In May 2001, Synopsys filed a complaint in the United States District Court, Northern District of California, San Jose division, against us, alleging that our HSIM software infringes Synopsys U.S. Patent No. 5,878,053 entitled “Hierarchical Power Network Simulation and Analysis tool for reliability testing of Deep Submicron IC Designs.” Synopsys has requested relief including unspecified damages and an injunction. In June 2001, we filed an answer to the complaint denying infringement of a valid enforceable patent and a counterclaim. As currently pending, the counterclaim alleges, among other things, that Synopsys’ patent at issue is unenforceable and that Synopsys has engaged in monopolization. We believe that we have meritorious defenses to Synopsys’ claims, including that HSIM does not infringe Synopsys’ patent, and we intend to defend ourselves vigorously. However, because of the high degree of complexity of the intellectual property at issue, the inherent uncertainties of litigation in general, and the preliminary nature of this litigation, we cannot assure you that we will ultimately prevail. In this regard, the Court held a claim construction hearing to establish the meaning of the claims of the Synopsys patent at issue but has not yet issued its decision. The outcome of such a hearing could have a significant impact on the outcome of this dispute. ultimately succeed in the prosecution of its claims, we could be permanently enjoined from selling our software and deriving related maintenance revenue. In addition, we may be required to pay substantial monetary damages to Synopsys. Further, we could be enjoined preliminarily from selling our software during the course of the litigation. Litigation such as the suit Synopsys has brought against us can take years to resolve and can be expensive to defend. Although the final outcome of the litigation may not occur for some time, the parties periodically conduct evidence gathering, meet to discuss the status of the litigation and file motions and other requests for the court to act. The results of these periodic activities, particularly the court’s decisions on current pending and future motions, could effect the ultimate outcome of the litigation, either for or against us, prior to a trial on the merits, or strengthen or weaken our ability to assert claims and defenses. It is possible that our relationships with our customers will be seriously harmed in the future as a result of the Synopsys litigation. Accordingly, an adverse judgment, if entered on any Synopsys claim, could seriously harm our business, financial position and results of operations and cause our stock price to decline substantially. In addition, the Synopsys allegations and claims, even if ultimately determined to be without merit, could be time consuming to defend, result in costly litigation, divert our management’s attention and resources, cause product shipment delays, or require us to enter into royalty or license agreements. These royalty or license agreements may not be available on terms acceptable to us, if at all, and the prosecution of the Synopsys allegations and claims could significantly harm our business, financial position and results of operations and cause our stock price to decline substantially.

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

Approximately 73.8% of our total revenue in the nine months ended June 30, 2002, 61.2% of our total revenue in fiscal 2001 and 53.4% of our total revenue in fiscal 2000 were from our direct sales efforts. Our software requires sophisticated sales efforts by experienced and knowledgeable personnel. Competition for these individuals is intense due to the limited number of people available with the necessary sales experience and technical understanding of electronic design automation products. Hiring customer service and support personnel is also very competitive in our industry due to the limited number of people available with the necessary technical skills. Our sales and support staff consisted of 42 persons as of June 30, 2002. If we are unable to successfully train and integrate sales and support personnel and continue to identify, hire, train and retain new qualified individuals, our revenue may not grow.

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

A majority of our sales outside North America and Europe are conducted through distributors. Sales by our distributors accounted for approximately 26.2% of our total revenue in the nine months ended June 30, 2002, 38.8% of our total revenue in fiscal 2001 and 46.6% of our total revenue in fiscal 2000. We rely on Marubeni Solutions Corp. as the exclusive distributor of our software in Japan. Sales to Marubeni Solutions accounted for 19.5% of our total revenue in the nine months ended June 30, 2002, 24.9% of our accounts receivable at June 30, 2002, 24.1% of our total revenue in fiscal 2001 and 28.1% of our accounts receivable at September 30, 2001. We cannot be certain that we will be able to attract distributors that market our software effectively or provide timely and cost effective user support and service. Further, our agreements with our distributors provide exclusive distribution rights, but do not obligate the distributor to purchase any amount of licenses of our software or sell licenses of our software. Consequently, one or more of our distributors may not continue to represent our software or devote a sufficient amount of effort and resources to selling our licenses of software in their territories. We may from time to time be forced to terminate relationships with distributors who do not maintain an appropriate level of sales. This could cause our sales in a given territory to decrease substantially or completely until a suitable replacement distributor can be found. In the past, we have terminated our relationships with certain distributors for poor performance. Even if we are successful in selling licenses of our software through new distributors, the rate of growth of our total revenue could be harmed if our existing distributors do not continue to sell licenses of our software or our new distributors are not quickly and effectively trained to sell licenses of and support our software.

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

We may not succeed in creating market acceptance for LEXSIM, and our operating results may decline as a result.

We released our second major product, LEXSIM, in May 2002. To date, LEXSIM has accounted for only an immaterial portion of our revenues. Even though we do not expect LEXSIM to account for a meaningful percentage of our total revenue until fiscal 2003, our future growth and profitability could be affected by our ability to increase sales of LEXSIM. Furthermore, marketing new products requires significant additional expenses and resources. If we fail to market LEXSIM successfully, our operating results may decline.

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

Although we had net income for the past 11 quarters, we may incur losses in the future. In order to fund our growth and implement our strategies, we must continue to increase our investment in research and development, sales and marketing and other operations. As a result, we will need to generate significant revenue to maintain profitability. If we do not maintain profitability, the market price of our common stock may decline, perhaps substantially.

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

Customers outside North America accounted for 39.2% of our total revenue in the nine months ended June 30, 2002, 51.0% of our total revenue in fiscal 2001 and 52.3% of our total revenue in fiscal 2000. We plan to increase our international sales activities, but we have limited experience marketing and directly licensing our software internationally.

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

We recently experienced a period of growth. Our total number of employees increased from 64 as of September 30, 2001 to 89 as of June 30, 2002. Our productivity and the quality of our software may be adversely affected if we do not integrate, train and motivate our new employees quickly and effectively. We also cannot be sure that our revenue will continue to grow at a sufficient rate to absorb the costs associated with the increased personnel.

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

Budget cuts have impacted the number of orders we receive from our customers and some of our customers have been seeking larger discounts, extended payment terms or purchasing time-based licenses in lieu of more costly perpetual licenses. We believe our customers’ and potential customers’ internal budgets are currently subject to heightened scrutiny and the time required to receive budgetary approvals is lengthening. We cannot predict whether purchases of licenses of our software will be deferred due to budget constraints or whether the number of complex nanometer-scale semiconductor design starts by our customers will slow or decline.

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

Our software is used to simulate and analyze complex nanometer-scale semiconductor designs. Our competitors in the electronics design automation industry who offer products that are used for other segments of the semiconductor design process often bundle their products together to offer discounts on products competitive with those we offer, making those products extremely attractive for our customers or potential customers to use. In addition, these competitors may not support our effort to integrate our software into their existing software. These competitors include such companies as Synopsys and Mentor Graphics Corporation. Since these competitors offer a more comprehensive range of products than we do, they are often able to respond more quickly or price more effectively to take advantage of new or changing opportunities and respond to new technologies and customer requirements. If we lose such opportunities to our competitors, our results of operations could be harmed significantly.

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

Large electronic design automation vendors, such as Cadence Design Systems, Inc., Mentor Graphics or Synopsys, may acquire or establish cooperative relationships with our other current competitors, including private companies. For example, Synopsys acquired Avant! Corporation, a provider of a wide range of electronic design automation products, in June 2002. Because large electronic design automation vendors have significant financial and organizational resources, they may be able to further penetrate our markets by leveraging the technology and expertise of smaller companies and utilizing their own extensive distribution channels. We expect that the electronic design automation product industry will continue to consolidate. For example, Mentor Graphics completed cash tender offers for IKOS Systems, Inc., a functional verification company, in March 2002 and for Innoveda, Inc., an electronic design automation company, in May 2002. Additionally, Cadence Design Systems, Inc. completed its acquisition of Plato Design Systems, Inc., a design technology company, in April 2002 and Simplex Solutions, a provider of software and services for the design and verification of integrated circuits, in June 2002. It is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share, which would harm our business and financial prospects.

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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

We develop products primarily in the United States and sell those products primarily in North America, Europe and Japan. Our revenue for sales outside of North America was approximately 28.2% in the three months ended June 30, 2002, 49.9% in the three months ended June 30, 2001, 39.2% in the nine months ended June 30, 2002 and 54.3% in the nine months ended June 30, 2001. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. As all of our sales are currently made in United States dollars, a strengthening of the United States dollar could make our software less competitive in foreign markets.

Our interest income is sensitive to changes in the general level of United States interest rates, particularly since the majority of our investments are in short-term instruments. We expect that our interest income will be negatively affected by recent declines in short-term interest rates. A sensitivity analysis assuming a hypothetical 10% movement in interest rates applied to our cash equivalent and short-term investments balances at June 30, 2002 would change interest income by approximately $150,000 on an annual basis. However, due to the nature of our short-term investments, we have concluded that we do not have material market risk exposure.

We invest funds in excess of current operating requirements in short-term tax exempt and taxable instruments that meet high credit quality standards, as specified in our investment policy. The policy also limits the amount of credit exposure to any one issue, issuer or type of instrument. As of June 30, 2002, our cash, cash equivalents and short-term investments primarily consisted of the following instruments:

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

In February 2000, Synopsys filed a complaint in the Superior Court of the State of California in the County of Santa Clara (Case No. CV787950) against us and Dr. Deng, our President. The complaint alleged breach of contract, breach of fiduciary trust and diversion of corporate opportunity and constructive trust. In September 2001, Synopsys filed its second amended complaint, which added allegations of inducing/aiding and abetting breach of fiduciary duty, including/aiding and abetting diversion of corporate opportunity, misappropriation of trade secrets, civil conspiracy, breach of confidence and unfair competition, and added as individual defendants Dr. Wang and our four other founders. Synopsys has not requested specific damages or relief to date except for a preliminary injunction, which was denied on November 20, 2001. However, Synopsys did request unspecified damages, an injunction and a constructive trust on unspecified intellectual property belonging to us. This action is currently in discovery. We believe that we have meritorious defenses to Synopsys’ allegations and claims and we intend to continue to defend ourselves vigorously. However, because of the inherent uncertainty of litigation in general, and the fact that the discovery related to this litigation is ongoing, we cannot assure you that we will ultimately prevail. ultimately succeed in the prosecution of its claims, we could be permanently enjoined from selling our software and deriving related maintenance revenue. In addition, we may be required to pay substantial monetary damages to Synopsys. Further, we could be enjoined preliminarily from selling our software during the course of the litigation. Litigation such as the suit Synopsys has brought against us can take years to resolve and can be expensive to defend. Although the final outcome of the litigation may not occur for some time, the parties periodically conduct evidence gathering, meet to discuss the status of the litigation and file motions and other requests for the court to act. The results of these periodic activities, particularly the court’s decisions on current pending and future motions, could have the effect of determining the ultimate outcome of the litigation, either for or against us, prior to a trial on the merits, or strengthen or weaken our ability to assert claims and defenses. For example, the court denied motions brought by Synopsys for nonmonetary sanctions that sought to establish Synopsys’ claims, prohibit us from introducing evidence, strike our affirmative defenses and waive our attorney client privilege. In addition, the court also denied a motion brought by Synopsys for injunctive relief that, if granted, could have prevented us from selling our product. If any of Synopsys’ motions ultimately prevail, our ability to defend ourselves against the claims brought against us in this litigation could be severely limited. It is possible that our relationships with our customers will be seriously harmed in the future as a result of the Synopsys litigation. Accordingly, an adverse judgment, if entered on any Synopsys claim, could seriously harm our business, financial position and results of operations an cause our stock price to decline substantially. In addition, the Synopsys allegations and claims, even if ultimately determined to be without merit, could be time consuming to defend, result in costly litigation, divert our management’s attention and resources, cause product shipment delays, or require us to enter into royalty or license agreements. These royalty or license agreements may not be available on terms acceptable to us, if at all, and the prosecution of the Synopsys allegations and claims could significantly harm our business, financial position and results of operations and cause our stock price to decline substantially.

In May 2001, Synopsys filed a complaint in the United States District Court, Northern District of California, San Jose division, (Case No. (CO1-20423 PVT) against us, alleging that our HSIM software infringes Synopsys U.S. Patent No. 5,878,053 entitled “Hierarchical Power Network Simulation and Analysis tool for reliability testing of Deep Submicron IC Designs.” Synopsys has requested relief including unspecified damages and an injunction. In June 2001, we filed an answer to the complaint denying infringement of a valid enforceable patent and a counterclaim. As currently pending, the counterclaim alleges, among other things, that Synopsys’ patent at issue is unenforceable and that Synopsys has engaged in monopolization. We believe we have meritorious defenses to Synopsys’ claims, including that HSIM does not infringe Synopsys’ patent, and we intend to defend ourselves vigorously. However, because of the high degree of complexity of the intellectual property at issue, the inherent uncertainties of litigation in general, and the preliminary nature of this litigation, we cannot assure you that we will ultimately prevail. In this regard, the Court held a claim construction hearing to establish the meaning of the claims of the Synopsys patent at issue but has not yet issued its decision. The outcome of such a hearing could have a significant impact on the outcome of this dispute. ultimately succeed in the prosecution of its claims, we could be permanently enjoined from selling our software and deriving related maintenance revenue. In addition, we may be required to pay substantial monetary damages to Synopsys. Further, we could be enjoined preliminarily from selling our software during the course of the litigation. Litigation such as the suit Synopsys has brought against us can take years to resolve and can be expensive to defend. Although the final outcome of the litigation may not occur for some time, the parties periodically conduct evidence gathering, meet to discuss the status of the litigation and file motions and other requests for the court to act. The results of these periodic activities, particularly the court’s decisions on current pending and future motions, could have the effect of determining the ultimate outcome of the litigation, either for or against us, prior to a trial on the merits, or strengthen or weaken our ability to assert claims and defenses. It is possible that our relationships with our customers will be seriously harmed in the future as a result of the Synopsys litigation.

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

Item 6.     Exhibits and Reports on Form 8-k

(a)  Exhibits

Exhibit 99.1	Certification of Chief Executive Officer and Chief Financial Officer

(b)  Reports on Form 8-K

The Company did not file any reports on Form 8-K during the three months ended June 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NASSDA CORPORATION

By:	/s/ SANG S. WANG
Sang S. Wang Chief Executive Officer and Chairman (Principal Executive Officer)

By:	/s/ TAMMY S. LIU
Tammy S. Liu Vice President of Finance and Administration and Chief Financial Officer (Principal Financial and Accounting Officer)
Date:  August 6, 2002