Form 10-K
period 2002-09-30
NASSDA CORP
filed 2002-12-23
CIK 1157624

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended September 30, 2002

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 000-33291

NASSDA CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	77-0494462
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2975 Scott Boulevard, Suite 110
Santa Clara, California 95054
(Address of principal executive offices, including zip code)

(408) 562-9168
(Registrant’s Telephone Number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities Registered Pursuant to Section 12(g) of the Act:
Common Stock, $0.001 par value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days.   Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark if the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended).  ☐

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing sale price of the Registrant’s common stock on November 30, 2002, as reported on the Nasdaq National Market, was approximately $105,851,844. Shares of common stock held by each executive officer and director and by each person who may be deemed to be an affiliate of the Registrant have been excluded from this computation. The determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes. As of November 30, 2002, the Registrant had 25,372,461 shares of its common stock, $0.001 par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant has incorporated by reference into Part III of this Form 10-K portions of its Proxy Statement for the 2003 Annual Meeting of Stockholders.

NASSDA CORPORATION

ANNUAL REPORT ON FORM 10-K

For The Fiscal Year Ended September 30, 2002

PART I

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 about Nassda Corporation (“Nassda,” “we,” “us” or “our company”). These statements include, among other things, statements concerning our future operations, financial condition and prospects, and business strategies. The words “may,” “will,” “continue,” “estimate,” “project,” “intend,” “believe,” “expect,” “anticipate” and other similar expressions generally identify forward-looking statements. Forward-looking statements in this Form 10-K include, but are not limited to, statements regarding the following: the effectiveness and advantages of our products, our marketing and product development strategies, factors relating to demand for our products, hiring of additional personnel, the proprietary nature of our product, including infringement and enforcement of proprietary rights, competition and our ability to compete, sufficiency of our facilities and resolution of legal proceedings.

Investors in our common stock are cautioned not to place undue reliance on forward-looking statements. Forward-looking statements are not guarantees of future performance. The forward-looking statements are subject to substantial risks and uncertainties that could cause our future business, financial condition, or results of operations to differ materially from our historical results or currently anticipated results. Investors should carefully review the information contained under the caption “Factors Affecting Future Results” contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in, or incorporated by reference into, this report. All forward-looking statements are based on information available to us on the date hereof, and we assume no obligation to update forward-looking statements. These forward-looking statements are made in reliance upon the safe harbor provision of The Private Securities Litigation Reform Act of 1995.

Item 1.    Business

Overview

We are a leading provider of full-chip circuit simulation and analysis software for the design and verification of complex nanometer-scale semiconductors. We believe that our initial product, HSIM, is the industry’s first hierarchical simulator that meets the circuit verification challenges of today’s integrated circuit designs, and we believe our second product, LEXSIM, is the leading electronic design automation tool able to simulate the nanometer effects of both the power network and signal interconnects for complex integrated circuits, or ICs, with millions of transistors. By enabling semiconductor designers to identify and correct nanometer design problems during verification, both HSIM and LEXSIM provide a number of key benefits to our customers, including an improved ability to achieve first silicon success, reduced chip production costs, accelerated time-to-market through shortened design cycles and enhanced chip performance. In December 2002, we also released our third product, CRITIC, which we believe is the first design automation tool able to automatically provide accurate analysis of nanometer effects on critical signal paths and clock networks for complex, high-performance digital ICs comprised of million of gates and developed with customer-owned tooling flows.

We were incorporated in California in August 1998. We reincorporated in Delaware in September 2001. Our principal executive offices are located at 2975 Scott Boulevard, Suite 110, Santa Clara, California 95054. Our telephone number at that location is (408) 562-9168. Our web-site is www.nassda.com. The contents of our web site are not incorporated by reference in this Annual Report on Form 10-K.

Industry Background

Technological advances in the semiconductor industry have stimulated strong demand for communications equipment, personal computers, wireless devices and other semiconductor-based products. Competition and the rapid pace of electronic innovation have also decreased the life cycles of these products, making time-to-market critical to the success of new product introductions. Electronics manufacturers have been able to offer smaller, higher performance products by using faster and more complex semiconductors. These advances have been driven in significant part by reductions in the size of semiconductor circuit elements, or feature sizes. Feature sizes have shrunk from 3.0 microns in the 1980s to 0.5 microns ten years ago and 0.13 microns today. Several semiconductor companies have begun their efforts of developing the technology necessary for feature sizes that are 90 nanometers and below. We believe that the proportion of chips with feature sizes at or below 0.18 microns, which we refer to as nanometer-scale semiconductors, will increase significantly in the future.

Decreasing feature sizes have enabled the development of higher capacity and more complex memory and processor circuits, as well as systems-on-a-chip, or SoCs. SoCs combine traditionally separate microprocessor, memory and communications devices onto a single chip. Mixed-signal designs combine both analog and digital circuits. Today’s SoCs typically incorporate embedded memory blocks with mixed-signal circuits. SoCs offer significant cost, power and performance advantages over systems that use discrete chips to achieve the same functionality.

Complex Nanometer-Scale Semiconductor Design Flow

The sequence of procedures used to develop and verify integrated circuit designs is commonly referred to as the design flow. This design flow can be broadly divided into two types: a digital design flow and an analog and memory design flow. Complex SoCs devices that incorporate multiple memory and analog components use separate design flows for the analog and digital portions of the design. The digital design flow is relatively straightforward and designers can use simple models of the logic gates to describe the design. The analog and memory components require a more complex design flow that models the circuit at the transistor-level to account for the greater circuit sensitivity to transistor behavior and electrical effects from the interconnects, or the wires connecting individual transistors.

As semiconductor designs continue to incorporate nanometer-scale feature sizes, circuit simulation and analysis in both the digital design flow and the analog and memory design flow become critical to ensure that chips function as intended. In nanometer-scale semiconductors, transistors and interconnects are so densely packed that the different components of a chip may interact in unintended ways and interfere with the proper functioning of the whole chip. The pre-layout verification stage assumes that the wiring or interconnect is ideal and these effects are either ignored or estimated in the analysis. These effects can be more accurately analyzed after the design has been committed to a specific layout for a silicon chip. This is known as the post-layout stage of the design process. Most of these unintended physical and electrical interactions, or parasitic effects, are negligible at larger feature sizes and thus have traditionally been ignored in chip design. As designs become more dense, however, accurate circuit simulation and analysis of transistor behavior and parasitic effects become fundamental to the successful design and manufacture of complex nanometer-scale semiconductors.

Challenges of Complex Nanometer-Scale Semiconductor Design and Verification

The trends toward nanometer-scale feature sizes and the increased use of embedded memories, analog and mixed-signal components have created new challenges for detailed simulation and analysis of designs prior to manufacture. In addition, the integration of designs from third-party suppliers, known as IP cores, into SoCs dramatically increases the total transistor count, thus creating additional potential points of failure. As feature sizes decrease, the parasitic effects that occur in nanometer-scale analog and mixed-signal circuits make the design and analysis of these circuits increasingly more difficult than digital circuits. As a result, circuit verification of complex nanometer-scale semiconductor designs requires sophisticated simulation and analysis of the following:

•
Functionality.    Semiconductor designs must be verified to determine whether they meet their exact functional specifications. These simulations determine whether the chips will operate as intended under a variety of scenarios. Simulating functionality of complex nanometer-scale semiconductors overwhelms the capacity of traditional simulation tools. Functionality verification of mixed-signal designs is even more challenging because the analog portion of the circuit requires a highly accurate simulator.

•
Timing behavior.    Electrical signals must move through a semiconductor at precise time intervals in order for the chip to function properly at the specified operating frequency. As feature sizes continue to shrink, it becomes increasingly difficult to determine the impact of parasitic effects on signal timing. This makes it more difficult to determine whether signal timing for the entire nanometer-scale semiconductor design is correct.

•
Power behavior.    Due to the demand for extended battery life of electronic products and low semiconductor packaging costs, nanometer-scale semiconductors must consume power within product specifications. Power supply current simulation and power analysis are necessary to help ensure power consumption remains at or below design specification.

•
Electrical supply.    Maintaining uniform electrical supply across each component of a chip is crucial for proper chip performance. As the complexity of nanometer-scale semiconductors increases, it becomes difficult to predict the impact of fluctuations in local electrical supply voltages. These fluctuations can lead to performance degradation or functionality failure.

•
Signal integrity.    Feature size reductions have decreased the distances between interconnects. These reduced distances increase the likelihood of unintended interference between signals flowing through adjacent wires. This problem is exacerbated by high speed designs and the use of mixed-signal integrated circuits in which analog components are particularly susceptible to interference from digital components. As the device sizes decrease to 0.13 micron or below, the nonlinear or non-digital device behavior may cause signal integrity degradation and must be addressed.

•
Spectral behavior.    Semiconductors for communications applications are required to operate within a limited range of the radio frequency spectrum. The verification process for chips that incorporate radio frequency components must confirm that the chips are operating within the specified spectrum to avoid unwanted signal distortion.

Managing the challenges associated with simulation and analysis of complex designs has emerged as a critical hurdle in the design and first silicon success of complex nanometer-scale semiconductors such as SoCs. The size and features of complex nanometer-scale semiconductors demand full-chip simulation and analysis. However, the volume of data required for the simulation of complex nanometer-scale semiconductors has in general exceeded the capacity of traditional simulation software.

Designers using traditional simulation software must perform partial simulations by partitioning the circuit into smaller blocks and verifying them independently. Independent simulation and analysis of these blocks creates the potential for error when the independent blocks are ultimately integrated. For example, when all components are brought together, subtle timing errors or an excessive local supply voltage drop can cause a design to fail, or power usage may exceed specified limits. If the design fails, the chip must be redesigned and remanufactured, which can be time consuming and costly. We believe that the cost for the redesign and remanufacture of a flawed semiconductor may be $1.0 million or more for a 0.18 micron semiconductor. We expect this cost to increase substantially for semiconductors with feature sizes of 0.13 microns and smaller.

In addition to the high cost to redesign and remanufacture a flawed chip, delays caused by design flaws can cause product launch postponements or cancellation, lost revenue or reduced market share, each of which can result in failure of products, divisions and even businesses. As a result, we believe that there is a significant market opportunity for a solution that enables semiconductor manufacturers to achieve first silicon success by providing rapid, accurate, full-chip circuit simulation and analysis of complex nanometer-scale semiconductor designs.

The Nassda Solution

We provide full-chip circuit simulation and analysis software solutions for the design and verification of complex nanometer-scale semiconductor designs. Our software helps our customers reduce time-to-market and achieve first silicon success by simulating and analyzing complex chip designs rapidly and accurately. Our software assists semiconductor designers to confirm that their designs perform as intended early in the design process and at the pre- and post-layout verification stages. In particular, our software enables our customers to simulate and analyze the behavior of designs at the most detailed level, or down to their transistors and interconnect elements, the semiconductor’s smallest and most basic structures.

Our software provides the following key benefits to our customers:

•
First silicon success and reduced production cost.    By enabling designers of complex chips to accurately verify their designs before the release of the design to begin manufacture of prototype semiconductors, a step in the design process known as tapeout, our software can help customers achieve first silicon success. Our customers benefit by reducing or avoiding the significant costs and delays associated with repeatedly redesigning and remanufacturing their chips.

•
Accelerated time-to-market through shortened design cycles.    Our software has the ability to rapidly simulate and analyze complex nanometer-scale semiconductor designs, which assists our customers in shortening their design cycles and accelerating their time-to-market. Time-to-market is critical to our customers’ ability to remain competitive and capture market share.

•
Enhanced chip design.    Our software is designed to help our customers design and produce faster, lower power and more reliable chips. Our software’s capacity enables customers to simulate designs that are significantly more complex without sacrificing quality of results. We believe that by enabling customers to simulate and analyze larger, more complex designs more rapidly and accurately, our customers can develop more reliable products with higher performance and lower power consumption. Our software’s rapid processing time also enables our customers to optimize their designs through additional analyses without lengthening the design cycle.

•
Broad application.    Designers can use our software in several stages of the semiconductor design flow. Early in the design process, our software helps designers to design and optimize circuit blocks, as well as to characterize IP cores. Later, at the post-layout stage of the design process, our software assists customers to simulate, analyze and optimize timing and power behavior to determine whether the entire chip will function correctly and meet design, power and timing specifications.

•
Ease of adoption and integration.    We designed our software to be easy to learn, use and integrate into a customer’s existing design flow. Because our software is compatible with SPICE, the earliest circuit simulation software, most designers require minimal training to become proficient users.

Key features of our software include the following:

•
High capacity.    Our software is designed to simulate and analyze chips of up to a billion transistors efficiently and accurately. Our software accomplishes this through our hierarchical database technology that stores repeated instances of identical subcircuits efficiently, thereby reducing memory usage substantially and increasing simulation capacity. Identical subcircuits need to be captured and maintained only once, which makes the simulation more efficient and less prone to error. As a result, our software is capable of performing simulation and analysis of significantly larger designs at the transistor-level than previous solutions.

•
Full-chip simulation capability.    The capacity afforded by our hierarchical technology enables our software to simulate and analyze full-chip designs rapidly. Full-chip simulation is critical in complex nanometer-scale designs because the circuit behavior of individual blocks may differ from the behavior of those blocks in a full-chip environment and it is necessary to ascertain the functionality, timing and power behavior of the chip as a whole.

•
Speed and accuracy.    In addition to increased capacity, our hierarchical database and simulation algorithms also substantially reduce the computing time required for complex circuit simulation and analysis. Relative to fast SPICE simulation software, our software generates more rapid and more accurate results.

•
Digital, analog and memory circuit simulation.    Our software is designed to concurrently simulate digital, analog and memory circuits throughout the entire chip. We believe this full-chip analysis capability is critical to designers who would otherwise have to test these different circuit types separately. Independent analysis of separate blocks may not ensure that the entire design will perform as intended when the blocks are integrated.

•
Timing analysis.    Our software conducts timing simulations at the circuit level and reports timing problems. By analyzing the design at the transistor level, our software provides accurate timing information not available in digital simulators. Our software can also analyze timing changes due to electrical, temperature and manufacturing variations so that designers can determine whether the design will operate properly under varied operating conditions.

•
Power analysis.    The power analysis capabilities of our software predict the power consumption in complex nanometer-scale designs. Because our HSIM software predicts power usage and localizes unintended power loss quickly and accurately, entire designs can be optimized to provide the desired performance with reduced power consumption.

•
Simulation of parasitic effects.    Our software is designed to simulate the physical and electrical problems that arise in complex nanometer-scale designs without sacrificing speed or accuracy. For example, our software simulates signal integrity problems associated with interference among interconnects that may arise as feature sizes are reduced. Additionally, our software is designed to accurately simulate the effects of electrical supply voltage drops on performance and handle the introduction of parasitic data without significant speed degradation as compared to previous simulation tools.

Nassda Strategy

Our goal is to become the leader in full-chip circuit simulation, analysis and optimization of complex nanometer-scale semiconductor designs. To achieve this goal, we have pursued and intend to continue to pursue the following strategies:

Enhance technology leadership position.    We intend to maintain and expand our technology leadership position in the field of simulation and analysis of complex nanometer-scale semiconductor designs by continuing to devote significant resources to technology development. We intend to introduce new products and options to address co-simulation, worst case performance analysis and other aspects of complex nanometer-scale semiconductor design, simulation and analysis. In addition, we plan to continue to expand our software’s interoperability with complementary products. We also may acquire or license technologies we believe are strategic to extend or improve our software offerings.

Expand market for simulation products.    We intend to expand the markets we serve by enhancing our current products and developing new products to address the needs of designers of complex nanometer-scalesemiconductors. We believe the capacity constraints of previous simulation software have limited its applicationin the circuit design and verification process to less complex designs. We also believe that previous simulation software has not been used in the post-layout stage of the design process. Through continued innovation, we intend to extend the use of circuit simulation tools into applications where they are not effectively used today, such as high performance digital circuit analyses.

Expand customer relationships.    End users of our products include 18 of the 20 largest semiconductor manufacturers. We believe we have a significant opportunity to penetrate this customer base further with our current and future products, particularly in those design groups within our customers’ organizations that do not currently use our software. We believe the strategic importance of our software to our customers allows us to develop relationships with their senior design and software managers, which will help us proliferate our software throughout the organizations. We will also continue to leverage our customer relationships to gain feedback to assist us to develop new features and product extensions for our software that meet the critical needs of our current and future customers.

Continue to emphasize customer support.    We have built a support team with expertise in software development, semiconductor device modeling, circuit design and analysis. We believe that further growth in the size of our customer support organization will continue to facilitate our customers’ design successes, build brand loyalty and strengthen our competitive advantage. Our support helps to build strong customer references that we believe help to shorten our sales cycle. We plan to continue to increase our staff of product specialists and application engineers dedicated to technical support and customer service.

Develop strategic alliances.    We believe that forging strategic alliances with electronic design automation companies whose solutions are complementary to ours will assist us to deliver comprehensive semiconductor design solutions. We work closely with several companies through informal technology alliances and joint marketing arrangements, and we intend to continue to develop these relationships to reinforce our position in the market for complex nanometer-scale semiconductor simulation and analysis solutions. We also intend to develop additional strategic alliances to increase our market penetration.

Products

HSIM provides full-chip circuit simulation, analysis and optimization of complex nanometer-scale semiconductors. HSIM combines the simulation of functionality, timing, power, signal integrity, spectral behavior and related parasitic effects to allow comprehensive analysis of complex circuits. To meet our customers’ varying needs, we offer HSIM in three separate configurations: HSIM-XL, HSIM-MS and HSIM-SC.

Our HSIM-XL, the highest capacity configuration of HSIM, is designed for simulation of memories, SoCs and other large, complex designs containing 10 million transistors or more. The XL configuration of HSIM is also particularly well suited for simulation and analysis of high production volume chips where thorough verification of the design is crucial before large numbers of chips are produced. HSIM-XL’s high capacity is designed to enable simulation of complex nanometer-scale chips at both the pre-layout and the more computationally intensive post-layout phases of the semiconductor design flow.

Our HSIM-MS configuration is designed to provide high speed simulation and analysis of mixed-signal designs and other circuits containing up to 10 million transistors. Relative to fast SPICE simulators, HSIM-MS operates significantly faster and with greater accuracy. Like HSIM-XL, HSIM-MS can be used to simulate chips at both the pre-layout and post-layout stages of the design flow, although post-layout simulation of very complex nanometer-scale designs may require HSIM-XL or LEXSIM.

Our HSIM-SC configuration is designed for rapid and accurate simulation of smaller analog and mixed-signal circuits of up to 100,000 transistors. HSIM-SC is used primarily during the initial design stages of these semiconductors.

LEXSIM employs sophisticated techniques to reduce parasitic networks associated with voltage supply and ground buses as well as signal interconnects. It can also backannotate the extracted post-layout parasitics onto the pre-layout hierarchical netlist of a given design. This combination of techniques enables LEXSIM to provide the highest capacity and speed for effective post-layout simulation of large ICs. In particular, LEXSIM is effective in its dynamic supply voltage drop simulation so that designers can use it to investigate the circuit performance degradation caused by such supply voltage variations. As process technology migrates down to 0.13 micron or below, this supply voltage fluctuation problem becomes more severe. LEXSIM’s ability to predict such dynamic supply voltage drop effects on circuit behavior helps reduce silicon iterations and get semiconductor products to market sooner. The initial release of LEXSIM was targeted at full-chip post-layout verification of large IC memories and embedded memory intellectual property. We expect future releases to address SoC and large mixed-signal designs.

CRITIC is a full-chip critical timing simulator designed for rapid post-layout analysis of cell-based digital ICs, including their associated clock networks. CRITIC complements traditional static timing analysis verification methods with fast, accurate analysis of timing performance of circuits targeted for nanometer process technologies at 0.13 micron and below. CRITIC provides automatic transistor-level post-layout analysis of signal nets and clock nets with minimal designer intervention and helps designers ensure timing sign-off.

Customers

Our software has been licensed to over 150 organizations worldwide. Based upon revenues generated from inception to September 30, 2002, the following table lists our top 20 end users and what we believe to be the types of designs for which they use HSIM.

End User	Communications	Memory	Analog	CPU/MCU
Advanced Micro Devices, Inc.	✓	✓		✓
Altera Corporation	✓
Broadcom Corporation	✓	✓	✓
Conexant Systems, Inc.	✓	✓	✓
Fujitsu Limited	✓	✓	✓	✓
Hitachi, Ltd.		✓		✓
Infineon Technologies AG	✓	✓
Integrated Silicon Solution, Inc.		✓
Matsushita Electric Industrial Co., Ltd.	✓	✓	✓
Micron Technology, Inc.		✓
Mitsubishi Corporation	✓	✓		✓
Motorola Inc.	✓	✓	✓	✓
Name Withheld at Request of Customer	✓	✓	✓	✓
Philips Electronics Nederland B.V.	✓	✓	✓
Samsung Electronics Co., Ltd.	✓	✓	✓	✓
Sony Corporation	✓	✓	✓
STMicroelectronics	✓	✓	✓	✓
Toshiba Corporation	✓	✓	✓	✓
VIA Technologies Inc.	✓	✓	✓	✓
Virage Logic Corporation		✓

In our fiscal years ended September 30, 2000 (“fiscal 2000”), 2001 (“fiscal 2001”) and 2002 (“fiscal 2002”), Marubeni Solutions, our Japanese distributor accounted for approximately 36.9%, 24.1% and 19.4% of our total revenue, respectively. In fiscal 2000, Micron Technology accounted for approximately 13.6% of our total revenue. No other direct customer or distributor accounted for more than 10% of our total revenue during any of these periods.

Technology

Our software is designed to provide more accurate results, significantly higher capacity and faster speed through the following technologies:

•
Hierarchical database and simulation engine.    We use a hierarchical database to store the design during simulation. Our hierarchical database technology delivers significant capacity improvements and reduces memory usage by storing repeated instances of identical subcircuits once and reusing them when required. Complex chips are typically created with a hierarchy in which the overall design is divided up into various subcircuits, many of which are used repeatedly within the design. When simulation and analysis are performed using previous simulation tools, however, this hierarchy is eliminated so that all instances of identical subcircuits are replicated and stored in memory while the simulation is running. As a result, simulation of large designs with previous simulation tools places a significant processing and memory usage burden on computing resources, particularly in the post-layout stage of design analysis. Analysis by previous simulation tools becomes computationally infeasible when designs consist of tens of millions of transistors. To accelerate simulation performance, our software reuses simulated behavior for identical subcircuits operating under almost identical conditions during a very short period of time.

•
Effective parasitic reduction.    The interconnects for nanometer-scale semiconductors need to be modeled as networks of individual elements, or parasitic elements, such as resistors, capacitors and inductors. By simulating the parasitic effects, a designer can determine how these networks are likely to interfere with the intended functionality and the timing behavior of the design. As the number of transistors in a design increases and feature size decreases, the number of parasitic elements extracted from a given layout can increase substantially. Incorporation of the parasitic element data into a simulation may require billions of bytes of memory storage and can exceed the capacity of other simulation tools. Our parasitic reduction technology reduces the complexity of the parasitic data and therefore reduces the storage requirement, while at the same time improving simulation performance and retaining the desired accuracy. LEXSIM provides additional reduction techniques for handling the coupling capacitors in association with signal cross-talk effects among adjacent interconnects.

•
Efficient signal integrity analysis.    Our software is designed to accurately simulate noise problems caused by signal interaction among adjacent interconnects and the effects of electrical supply voltage drops on performance. Our software handles the introduction of these parasitic data without significant speed degradation as compared to previous simulation tools.

•
Hierarchical backannotation.    LEXSIM offers a proprietary technique that annotates parasitic elements onto the pre-layout netlist of a design. This technique enables our hierarchical simulation engine to be used for post-layout analysis without suffering from the performance degradation or circuit size limitation inherent in previous solutions, and offers greater speed and capacity than HSIM for the most complex semiconductor designs.

Customer Service and Support

Our software is designed to be installed quickly and used effectively by our customers, thus minimizing the level of support required. However, our customers’ design activities are highly complex. We believe that high quality user service and support are critical to the success of our business. We have developed, and expect to continue to improve, our comprehensive service and support organization to manage user accounts. In fiscal 2002, we established new support offices in Florida, New York, New Jersey, England, Israel and Singapore. We plan to continue to expand existing and establish additional service and support sites worldwide to support customers in those markets.

Our service and support organization assists customers with product evaluation, installation and configuration. Our service and support organization also assists customers to resolve issues that arise from their complex design tasks. We generally respond to use support requests quickly and provide supplemental software patches to address individual user design issues. Effective execution of these tasks requires highly skilled engineers familiar with our customers’ design tasks and with third-party products that may be used by the user in connection with our software. We provide our support via electronic mail, our web site, facsimile, telephone and on-site as necessary.

Sales and Marketing

We sell our software directly through our sales force in North America and Europe and primarily indirectly through distributors in Asia. We have recently expanded our direct sales force outside North America. Revenue attributable to sales outside North America accounted for 52.3%, 51.0% and 42.0% of our total revenue in fiscal 2000, 2001 and 2002, respectively. While we continue to seek to diversify our user base and expand the portion of our total revenue which is derived from direct sales, we anticipate that our operating results will continue to depend, to a lesser extent, on a relatively high volume of sales through a relatively small number of international distributors and other channel partners.

Direct sales

As of September 30, 2002, our direct sales and support staff consisted of 44 employees based in 15 sales and support offices. We have domestic direct sales and support offices in Scottsdale, Arizona; Santa Clara, California; Irvine, California; Meritt Island, Florida; Cambridge, Massachusetts; Austin, Texas; Redbank and Allendale, New Jersey; and Brooklyn, New York. We also have direct sales and/or support offices in Vancouver, Canada; Grenoble, France; Munich, Germany; Israel; Singapore; Taipei, Taiwan; and United Kingdom. Direct sales accounted for approximately 53.4%, 61.2% and 72.1% of our total revenue in fiscal 2000, 2001 and 2002, respectively. Our sales teams generally include sales managers and applications engineers for each territory. Our typical sales cycle ranges from three to six months and may be longer.

Indirect sales

In addition to our direct sales strategy, we have established indirect sales channels through distributors in Asia. Currently, our software is distributed by exclusive distributors in China, Hong Kong, Korea, Japan, Malaysia, and Taiwan. Our relationships with distributors play a critical role in extending our reach to more customers. Revenue from distributors was approximately 46.6%, 38.8% and 27.9% of our total revenue in fiscal 2000, 2001 and 2002, respectively. Our distributors typically perform marketing, sales and technical support functions in their country or region. We typically grant the distributor exclusive rights to sell our software in a particular country or region. Our agreements with our distributors do not obligate the distributors to purchase or sell any minimum number of licenses of our software. Most arrangements provide incentives to the distributors to provide a small number of sales and support personnel dedicated to our software, provide basic support to end users and use their best efforts to jointly promote our software in their territory. We provide product enhancements and backup support for more complex questions and issues raised by end users who purchase our software through our distributors. Most of our distributorship arrangements are for a term of one year and are renewed annually upon mutual consent. Generally, either party may terminate the arrangement for a material default by the other party or by written request within a specified period prior to the end of each annual term.

Revenue from Marubeni Solutions, our Japanese distributor, accounted for approximately 36.9%, 24.1% and 19.4% of our total revenue for fiscal 2000, 2001 and 2002, respectively. Marubeni Solutions accounted for 17.0% of our accounts receivable at September 30, 2000, 28.1% of our accounts receivable at September 30, 2001 and 23.0% of our accounts receivable at September 30, 2002. We renewed our agreement with Marubeni Solutions as of October 1, 2002 for a one-year period.

Marketing

We focus our marketing efforts to create awareness of our software and generate leads for our sales organization. Our strategy is to distinguish our software by its high capacity, accuracy and performance, ease-of-use and time-to-market advantages. We employ a wide variety of communication channels to inform customers and potential customers about our software. These channels include our web site, print and web advertising, public relations, live seminars, trade shows and technical publications.

Research and Development

We believe that strong product development capabilities are essential to our strategy of enhancing our core technology, developing additional software and increasing the competitiveness of our software offerings. We have invested significant time and resources in creating a structured process for undertaking all product development projects. This process involves key functional groups within our company and is designed to provide a framework for defining and addressing the steps required to bring product concepts and development projects to market successfully. Our product development strategy emphasizes rapid innovation and product releases.

We actively recruit engineers and software developers with expertise and degrees in computer science, semiconductor physics, electrical engineering and other engineering disciplines. As of September 30, 2002, we had 39 employees engaged in research and development activities, of whom 19 held doctorate degrees. Our research and development expenses were $2.3 million in fiscal 2000, $5.1 million in fiscal 2001 and $5.5 million in fiscal 2002.

Proprietary Rights

Our software relies on our internally developed intellectual property and other proprietary rights. We rely primarily on a combination of patent, copyright, trademark and trade secret laws, confidentiality procedures and contractual provisions to protect our intellectual property and other proprietary rights. However, we believe that these measures afford only limited protection. To date, we do not have any issued patents, but we have two patent applications pending before the United States Patent and Trademark Office. We have two registered trademarks, Nassda and HSIM and one trademark, LEXSIM. We also generally enter into confidentiality agreements with our employees and technical consultants. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our software or obtain and use information that we regard as proprietary. Policing unauthorized use of our software is difficult and we are unable to determine the extent to which piracy of our software exists. In addition, the laws of some foreign countries do not protect our proprietary rights as fully as the laws of the United States. We are not aware that our software employs technologies that infringe any proprietary rights of third parties. We expect that software developers will increasingly be subject to infringement claims as the number of products and competitors in our industry segment grows and the functionality of products in different industry segments overlaps. Except as described under the heading “Business—Litigation,” we are unaware of any claims that our software violates any other party’s proprietary rights.

Competition

We compete in markets that are intensely competitive and rapidly evolving. We face competition primarily from electronic design automation software product vendors that provide software suites to perform a variety of design functions for all types of semiconductors. We have experienced and expect to continue to experience increased competition from current and potential competitors, many of which have significantly greater financial, technical, marketing and other resources.

Companies offering competitive products vary in scope and breadth. Our competitors include providers of general purpose semiconductor design and verification software such as Mentor Graphics, Synopsys and privately held companies. In addition, our software also competes with software developed internally by design groups of semiconductor companies. While all of these organizations compete with us, some also have cooperative marketing or sales relationships with us.

We believe that the principal competitive factors in our market include:

•	high performance and accuracy;

•	short run time;

•	ease of use;

•	depth and breadth of product features;

•	high quality user support;

•	frequency of product updates;

•	conformance to industry standards;

•	interoperability; and

•	price.

We believe that we compete favorably on these factors. However, we expect competition in the electronic design automation software market for complex nanometer-scale semiconductors to increase significantly as new companies enter the market and current competitors expand their product lines and services. Many of these potential competitors are likely to enjoy substantial competitive advantages, including greater resources that can be devoted to the development, promotion and sale of their products. In addition, these potential competitors may have more established sales channels, greater software development experience and/or greater name recognition.

Employees

As of September 30, 2002, we had 95 full time employees, of whom 39 were engaged in research and development, 46 in sales, user support services and marketing, and 10 in finance, administration and operations. None of our employees is represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good.

Executive Officers and Key Employees

The following table lists our executive officers and their ages as of September 30, 2002:

Name	Age	Position(s)
Sang S. Wang, Ph.D.	57	Chief Executive Officer and Chairman
An-Chang Deng, Ph.D	47	President, Chief Operating Officer and Director
Tammy S. Liu	46	Chief Financial Officer and Vice President, Finance and Administration
John A. Yelinek	53	Vice President, Worldwide Sales and Support
Walter Chan	38	Vice President, Software Engineering
Iouri Feinburg	35	Vice President, Technology Research
Andrei V. Tcherniaev, Ph.D.	38	Vice President, Simulation Core Technology
Jeh-Fu Tuan, Ph.D.	43	Vice President, Product Development
Graham P. Bell	46	Director, Marketing

Sang S. Wang has served as our Chief Executive Officer and Chairman of the board of directors since April 1999. From March 1997 to March 1998, Dr. Wang served as Senior Vice President and Co-General Manager of the EPIC Technology Group of Synopsys and as a member of the board of director of Synopsys. From September 1986 to February 1997, Dr. Wang served as Chairman and Chief Executive Officer of EPIC Design Technology, Inc., a publicly traded electronic design automation software company that was acquired by Synopsys in February 1997. Prior to co-founding EPIC Design Technology, Dr. Wang was a member of the senior technical staff and manager of computer aided design at Advanced Micro Devices. Dr. Wang also serves as a member of the board of directors of Electronic Design Automation Consortium, an industry group. Dr. Wang holds a B.S. in electrical engineering from National Taiwan University, an M.S. in physics from Ohio State University and a Ph.D. in electrical engineering from Stanford University.

An-Chang Deng, one of our co-founders, served as our Chief Executive Officer from August 1998 to April 1999, Chief Financial Officer from August 1998 to September 2000 and President and Chief Operating Officer since August 1998. He has served on our board of directors since August 1998. From March 1997 to August 1998, Dr. Deng was Vice President of Research and Development of the EPIC Technology Group of Synopsys. From January 1992 to February 1997, Dr. Deng served as Vice President of Research and Development for EPIC Design Technology. From September 1989 to January 1992, Dr. Deng served as a developer of timing and analysis products at Cadence. From 1986 to September 1989, Dr. Deng was an assistant professor of electrical engineering at Texas A&M University. Dr. Deng holds a B.S. in electrical engineering from National Taiwan University, an M.S. in electrical engineering from the University of Notre Dame and a Ph.D. in electrical engineering and computer science from the University of California at Berkeley.

Tammy S. Liu has served as our Chief Financial Officer, Vice President, Finance and Administration and Secretary since September 2000. From August 1997 to August 2000, Ms. Liu was an independent financial consultant for startup companies. From March 1997 to July 1997, Ms. Liu served as Interim Acting Chief Financial Officer of Synopsys. From January 1994 through February 1997, Ms. Liu served as Chief Financial Officer and Secretary of EPIC Design Technology. From January 1990 to September 1993, Ms. Liu served as Chief Financial Officer of PiE Design Systems, Inc., a manufacturer of system level verification tools. From 1988 to December 1989, she served as Corporate Controller of Plexus Computers, Inc., a manufacturer of image processing computers. Prior to 1988, Ms. Liu served in a variety of financial management positions at Cadence and Finnigan Corporation, a manufacture of mass spectrometers. Ms. Liu holds a B.S. in accounting from Baruch College and an M.B.A. from Santa Clara University.

John A. Yelinek has served as our Vice President, Worldwide Sales and Support since October 2002 and Vice President, Sales from January 2000 to September 2002. From March 1997 to December 1999, Mr. Yelinek served as Vice President of Sales of the EPIC Technology Group of Synopsys. From November 1992 to March 1997, Mr. Yelinek served in a variety of positions with EPIC Design Technology, including Vice President, North American Sales. From 1983 to April 1992, Mr. Yelinek served in a variety of positions at Cadence, the most recent of which was Director of Integrated Circuit Sales. Mr. Yelinek holds a B.A. in biology from the University of California at San Diego.

Walter Chan, one of our co-founders, has served as our Vice President, Software Engineering since September 2002 and Director of Software Development from August 1998 to September 2002. Mr. Chan served as a development manager of Synopsys in the EPIC Technology Group from March 1997 to August 1998. From January 1993 to March 1997, Mr. Chan served as software developer and software development manager at EPIC Design Technology. From December 1988 to January 1993, Mr. Chan served as a system software engineer at Sun Microsystems. Mr. Chan holds a B.A. in computer science from the University of California at Berkeley.

Iouri Feinberg, one of our co-founders, has served as our Vice President, Technology Research since September 2002 and Director of Technology Research from August 1998 to September 2002. Mr. Feinberg served as an Engineer Manager of the EPIC Design Technology Group of Synopsys from March 1997 to August 1998. From May 1995 to February 1997, Mr. Feinberg served in a variety of positions with EPIC Design Technology, including Senior Developer and Staff Engineer. Prior to joining EPIC Design Technology, Mr. Feinberg was the Senior Engineer of Silvaco Data Systems, an electronic design automation company. Mr. Feinberg holds a M.S. in computer science from St. Petersburg Engineering Academy.

Jeh-Fe Tuan, one of our co-founders, has served as our Vice President, Product Development since September 2002 and Director of Technology Development from August 1998 to September 2002. Dr. Tuan served as the Director of Core Technology Development of the EPIC Design Technology Group of Synopsys from March 1997 to August 1998. From November 1992 to February 1997, Dr. Tuan served as the Manager of Product Development of EPIC Design Technology. From October 1990 to November 1992, Dr. Tuan served as the Software Developer of Cadence Design Systems, Inc. Dr. Tuan holds a B.S. in civil engineering from National Taiwan University and a Ph.D. and M.S. in electrical engineering from Texas A&M University.

Andrei V. Tcherniaev, one of our co-founders, has served as our Vice President, Simulation Core Technology since September 2002 and Director of Technology Development from August 1998 to September 2002. From March 1997 to August 1998, Dr. Tcherniaev served as a project leader of the EPIC Technology Group of Synopsys. From April 1995 to March 1997, Dr. Tcherniaev served as a developer of timing simulation tools at EPIC Design Technology. From September 1991 to April 1995, Dr. Tcherniaev served as a developer of circuit and device simulation tools at Silvaco Data Systems. From July 1990 to August 1991, Dr. Tcherniaev served as a research scientist in Moscow Institute of Physics and Technology. Dr. Tcherniaev holds a M.S. in physics and Ph.D. in microelectronics from the Moscow Institute of Physics and Technology.

Graham P. Bell has served as our Director of Marketing since January 2001. From February 1999 to December 2000, Mr. Bell served as Director of Marketing of Averant, Inc., an electronic design automation software company. From February 1998 to February 1999, Mr. Bell served as a product line manager of the EPIC

Technology Group of Synopsys. From September 1996 to December 1997, Mr. Bell served as a Marketing Manager of View Logic. From June 1995 to September 1996, Mr. Bell served as a co-founder of Avista Design Systems, Inc., a design verification software company. Mr. Bell holds a B.C.S. in computer science from Carleton University, Ottawa, Canada.

Item 2.     Properties

Our principal offices consist of 11,058 square feet of leased office space in Santa Clara, California which house substantially all of our research and development and a majority of our domestic sales and support services employees, as well as all marketing, administration and finance employees. Our leases for 6,838 square feet of our Santa Clara location expire in February 2003 and our lease for the remaining 4,220 square feet expires in October 2003. We expect to relocate our principal offices to a larger facility when the leases expire in February 2003. We maintain leased sales or support offices, each of which is 1,600 square feet or less, in or near Phoenix, Arizona; Irvine, California; Austin, Texas; Cambridge, Massachusetts; Grenoble, France; Munich, Germany; and Taipei, Taiwan. We also have support centers in Vancouver, Canada and Brooklyn, New York. Other than the leases for our Santa Clara, California and Grenoble, France offices, none of the leases for our sales offices are of more than 12 months in duration. As we continue to grow our field sales and support offices, we may also choose to expand certain sales and support offices or establish new ones during fiscal 2003.

Item	3. Legal Proceedings

Synopsys has filed claims against us in state and federal court. These claims are based on the alleged facts and circumstances relating to the departure of our five founders from their employment at Synopsys, the founding of our company and the development of our HSIM product. Each of our founders and Dr. Sang S. Wang, our Chief Executive Officer, became an employee of Synopsys when Synopsys acquired EPIC Design Technology in February 1997. Dr. Wang resigned from Synopsys in March 1998 and served as a consultant to Synopsys until June 1998. Dr. An-Chang Deng, our President, and our four other founders resigned from Synopsys at approximately the same time in August 1998 and became employees of our company immediately thereafter. Dr. Wang became an employee of our company in April 1999. None of Drs. Wang or Deng or our four other founders was subject to a noncompetition agreement with Synopsys at any time.

In February 2000, Synopsys filed a complaint in the Superior Court of the State of California in the County of Santa Clara (Case No. CV787950) against us and Dr. Deng, our President. The complaint alleged breach of contract, breach of fiduciary trust and diversion of corporate opportunity and constructive trust. In September 2001, Synopsys filed its second amended complaint, which added allegations of inducing/aiding and abetting breach of fiduciary duty, including/aiding and abetting diversion of corporate opportunity, misappropriation of trade secrets, civil conspiracy, breach of confidence and unfair competition, and added as individual defendants Dr. Wang and our four other founders. Synopsys has not requested specific damages or relief from us to date except for a preliminary injunction, which was denied on November 20, 2001. However, Synopsys did request unspecified damages, an injunction and a constructive trust on unspecified intellectual property belonging to us. In September 2002, Synopsys filed a second supplemental complaint that contained supplemental allegations but added no new claims or parties. This action is currently in discovery. The court has scheduled a conference in January 2003 at which time a trial date will be set. We believe that we have meritorious defenses to Synopsys’ allegations and claims and we intend to continue to defend ourselves vigorously. However, because of the inherent uncertainty of litigation in general, and the fact that the discovery related to this litigation is ongoing, we cannot assure you that we will ultimately prevail. Should Synopsys ultimately succeed in the prosecution of its claims, we could be permanently enjoined from selling our software and deriving related maintenance revenue. In addition, we may be required to pay substantial monetary damages to Synopsys. Further, we could be enjoined preliminarily from selling our software during the course of the litigation. Litigation such as the suit Synopsys has brought against us can take years to resolve and can be expensive to defend. Although the final outcome of the litigation may not occur for some time, the parties periodically conduct evidence gathering, meet to discuss the status of the litigation and file motions and other requests for the court to act. The results of these periodic activities, particularly the court’s decisions on current pending and future motions, could have the effect of determining the ultimate outcome of the litigation, either for or against us, prior to a trial on the merits, or strengthen or weaken our ability to assert claims and defenses. For example, in November 2001 the court denied motions brought by Synopsys for nonmonetary sanctions that sought to establish Synopsys’ claims, prohibit us from introducing evidence, strike our affirmative defenses and waive our attorney-client privilege. In addition, the court also denied a motion brought by Synopsys for injunctive relief that, if granted, could have prevented us from selling our product. If any of Synopsys’ motions ultimately prevails, our ability to defend ourselves against the claims brought against us in this litigation could be severely limited. It is possible that our relationships with our customers will be seriously harmed in the future as a result of the Synopsys litigation. Accordingly, an adverse judgment, if entered on any Synopsys claim, could seriously harm our business, financial position and results of operations can cause our stock price to decline substantially. In addition, the Synopsys allegations and claims, even if ultimately determined to be without merit, could be time consuming to defend, result in costly litigation, divert our management’s attention and resources, cause product shipment delays or require us to enter into royalty or license agreements. These royalty or license agreements may not be available on terms acceptable to us, if at all, and the prosecution of the Synopsys allegations and claims could significantly harm our business, financial position and results of operations and cause our stock price to decline substantially.

In May 2001, Synopsys filed a complaint in the United States District Court, Northern District of California, San Jose division, (Case No. (CO1-20423 PVT)) against us, alleging that our HSIM software infringes Synopsys U.S. Patent No. 5,878,053 entitled “Hierarchical Power Network Simulation and Analysis tool for reliability testing of Deep Submicron IC Designs.” Synopsys has also alleged that HSIM 2.0 and LEXSIM, products released or introduced after the case was originally filed, infringe Synopsys’ patent. Synopsys has requested relief including damages of approximately $4.1 million to $13.7 million, to be trebled for alleged willful infringement, and an injunction. In June 2001, we filed an answer to the complaint denying infringement of a valid enforceable patent and asserted counterclaims. We have since amended our counterclaims to allege, among other things, that Synopsys’ patent at issue is invalid and unenforceable and that Synopsys has violated federal antitrust and state unfair competition laws. There are four summary judgment motions awaiting decision by the Court, one of which was made by us and three of which were made by Synopsys. We did not oppose Synopsys’s motion for summary judgment with respect to our antitrust counterclaims. We do not know when the rulings can be expected. In September 2002, the U.S. Patent and Trademark Office granted our request for an ex parte re-examination of Synopsys’ U.S. Patent No. 5,878,053 based on prior art not previously considered by the Patent Office. In November 2002, we moved to stay the federal litigation pending the outcome of the re-examination, and the Court granted our motion in December 2002. In connection with the re-examination, the U.S. Patent and Trademark Office may determine that the subject matter in the Synopsys patent is patentable as originally claimed, that the subject matter is patentable if the claims are modified or that the subject matter is not patentable. We cannot predict what the results of the re-examination procedure will be or how long it will take to complete. We believe we have meritorious defenses to Synopsys’ claims and intend to defend ourselves vigorously. However, because of the high degree of complexity of the intellectual property at issue, the inherent uncertainties of litigation in general and the preliminary nature of this litigation, we cannot assure you that we will ultimately prevail. Should Synopsys ultimately succeed in the prosecution of its claims, we could be permanently enjoined from selling our software and deriving related maintenance revenue. In addition, we may be required to pay substantial monetary damages to Synopsys. Further, we could be enjoined preliminarily from selling our software during the course of the litigation. Litigation such as the suit Synopsys has brought against us can take years to resolve and can be expensive to defend. Although the final outcome of the litigation may not occur for some time, the parties periodically conduct evidence gathering, meet to discuss the status of the litigation and file motions and other requests for the court to act. The results of these periodic activities, particularly the court’s decisions on current pending and future motions, could have the effect of determining the ultimate outcome of the litigation prior to a trial on the merits, or strengthen or weaken our ability to assert claims and defenses. It is possible that our relationships with our customers will be seriously harmed in the future as a result of the Synopsys litigation. Accordingly, an adverse judgment, if entered on any Synopsys claim, could seriously harm our business, financial position and results of operations and cause our stock price to decline substantially. In addition, the Synopsys allegations and claims, even if ultimately determined to be without merit, could be time consuming to defend, result in costly litigation, divert our management’s attention and resources, cause product shipment delays or require us to enter into royalty or license agreements. These royalty or license agreements may not be available on terms acceptable to us, if at all, and the prosecution of the Synopsys allegations and claims could significantly harm our business, financial position and results of operations and cause our stock price to decline substantially.

Item	4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.     Market for Common Equity and Related Stockholder Matters

Our common stock has been traded on the Nasdaq National Market under the symbol “NSDA” since our initial public offering in December 2001. The following table sets forth, for the periods indicated, the high and low closing prices reported on the Nasdaq National Market.

	High	Low
Fiscal Year Ended September 30, 2002:
Fourth Quarter	$14.08	$5.22
Third Quarter	19.02	12.37
Second Quarter	19.20	11.25
First Quarter (from December 13, 2001)	22.49	15.45

As of November 30, 2002, there were 25,372,461 shares of our common stock issued and outstanding and held by approximately 70 stockholders of record.

Dividend Policy

We have never declared or paid cash dividends on our capital stock. We currently expect to retain future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

Item	6. Selected Consolidated Financial Data

Our selected consolidated financial data for the fiscal years ended September 30, 2000, 2001 and 2002 and the selected consolidated balance sheet data as of September 30, 2001 and 2002 are derived from, and are qualified by reference to, our audited consolidated financial statements. The selected consolidated statement of operations data for the period from August 31, 1998 (inception) to September 30, 1998 and the fiscal year ended September 30, 1999 and the selected consolidated balance sheet data as of September 30, 1998, 1999 and 2000 are derived from audited consolidated financial statements not included in this report. The selected consolidated financial data set forth below is qualified in its entirety by, and should be read in conjunction with, the Consolidated Financial Statements and Notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

The historical results presented below are not necessarily indicative of future results.

	Period from August 31, 1998 (inception) to September 30, 1998	Fiscal Years Ended September 30,
		1999	2000	2001	2002
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue:
Product	$—	$164	$5,710	$15,152	$19,101
Subscription	—	—	596	4,009	9,587
Maintenance	—	2	464	2,782	5,219

Total revenue	—	166	6,770	21,943	33,907

Cost of revenue:
Product	—	4	37	308	259
Subscription	—	—	8	121	276
Maintenance	—	—	32	412	685

Total cost of revenue	—	4	77	841	1,220

Gross profit	—	162	6,693	21,102	32,687

Operating expenses:
Research and development	36	544	2,318	5,107	5,478
Sales and marketing	—	246	2,453	7,140	9,388
General and administrative	1	13	427	3,355	7,773
Stock-based compensation*	—	—	97	2,369	1,005

Total operating expenses	37	803	5,295	17,971	23,644

Income (loss) from operations	(37)	(641)	1,398	3,131	9,043
Interest income	—	36	157	415	949
Other income (expense), net	—	—	3	(1)	(9)

Income (loss) before taxes	(37)	(605)	1,558	3,545	9,983
Provision for income taxes	(1)	(1)	(556)	(1,454)	(3,579)

Net income (loss)	$(38)	$(606)	$1,002	$2,091	$6,404

Basic net income (loss) per share	$(0.02)	$(0.21)	$0.22	$0.28	$0.32
Basic weighted average shares outstanding	1,825	2,829	4,467	7,461	20,116
Diluted net income (loss) per share	$(0.02)	$(0.21)	$0.06	$0.10	$0.23
Diluted weighted average shares outstanding	1,825	2,829	17,878	21,616	27,697
*Stock-based compensation includes:
Research and development	$—	$—	$42	$1,907	$426
Sales and marketing	—	—	38	233	346
General and administrative	—	—	17	229	233

Operating expenses	$—	$—	$97	$2,369	$1,005

Consolidated Balance Sheet Data
Cash, cash equivalents and short-term investments	$520	$1,404	$4,473	$12,175	$78,452
Working capital	506	1,328	2,210	6,552	71,597
Total assets	520	1,637	5,567	18,849	86,722
Long-term debt, less current portion	—	—	—	1,709	54
Convertible preferred stock	525	2,018	2,018	2,018	—
Total stockholders’ equity (deficit)	(19)	(625)	477	5,169	73,054

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include, among other things, statements concerning our future operations, financial condition and prospects and business strategies. The words “may,” “will,” “continue,” “estimate,” “project,” “intend,” “believe,” “expect,” “anticipate,” and other similar expressions generally identify forward-looking statements. Forward-looking statements in this Item 7 include, but are not limited to, statements regarding the following: impact of quarterly fluctuations of revenue, revenue from the sale of our products, including the future composition of our revenues and future revenues from international operations, future operating results, increased spending due to legal fees and the hiring of new personnel, future liquidity and capital requirements, sufficiency of cash and cash equivalents and availability of funds, effect of and exposure to foreign currency exchange rates, intellectual property rights and consequences of intellectual property disputes. In evaluating these statements, you should specifically consider various factors including those discussed in “Factors Affecting Future Results.”

Investors in our common stock are cautioned not to place undue reliance on forward-looking statements. Forward-looking statements are not guarantees of future performance. Forward-looking statements are subject to substantial risks and uncertainties that could cause our future business, financial condition or results of operations to differ materially from our historical results or currently anticipated results. Investors should carefully review the information contained under the caption “Factors Affecting Future Operating Results” beginning on page 33 of this Management’s Discussion and Analysis of Financial Condition and Results of Operation and elsewhere in or incorporated by reference into this report. The following discussion and analysis also should be read in conjunction with “Selected Consolidated Financial Data” and our Consolidated Financial Statements and Notes thereto included elsewhere in this report. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. These forward-looking statements are made in reliance upon the safe harbor provision of The Private Securities Litigation Reform Act of 1995.

Overview

We are a leading provider of full-chip circuit simulation and analysis software for the design and verification of complex semiconductors. Our customers use our software to reduce time-to-market and achieve first silicon success by simulating complex designs rapidly and accurately. We were founded in August 1998 and released our first product, HSIM, in July 1999. Prior to the release of HSIM, our activities primarily consisted of product development. We began recognizing revenue from HSIM in the three months ended September 30, 1999. In February 2002, with the release of HSIM 2.0, we also introduced two new options, CircuitCheck and Cadence Analog Artist Integration, which are sold as separate options. We released our second major product, LEXSIM, in May 2002, and our third product, CRITIC, in December 2002.

Sources of Revenue

We derive all of our revenue from software licensing and maintenance fees. To date, we have derived substantially all of this revenue from the licensing and support of HSIM. We do not expect LEXSIM and CRITIC to account for any meaningful percentage of our total revenue until the second half of fiscal 2003. Our software does not require customization and generally does not require on-site implementation services. As a result, we have not generated a significant amount of professional service or consulting revenue. We do not consider backlog to be a meaningful measure of future revenue because our customers can generally cancel orders without penalty.

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

Subscription Revenue—Time-Based Licenses

Our time-based licenses give the customer the right to use our software for a fixed period of time, typically one to three years, and include maintenance. Time-based licenses can be renewed for one or more years. At times, customers may also require additional licenses for a shorter term, typically multiples of one-month licenses, to be used when they reach certain stages of the design process in conjunction with their other time-based or perpetual licenses. These shorter term licenses are sold primarily to help customers with their peak usage demands. To date, revenue from these shorter term licenses has not been significant. An increasing proportion of our total revenue is derived from time-based licenses, as more of our large customers who initially subscribe to time-based licenses renew those licenses or subscribe to additional time-based licenses. In today’s challenging economic environment, some customers also choose to purchase time-based licenses due to their flexible licensing and payment terms.

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

Deferred Revenue

Time-based licenses and maintenance that are invoiced in advance and are either paid or due are included in deferred revenue and recognized ratably over the contract period on a straight-line basis. Deferred revenue also consists of deferred perpetual license fees for which all of the revenue recognition criteria have not been met. Deferred revenue fluctuates depending on the timing of perpetual licenses meeting all the revenue recognition criteria, as well as the number, subscription period, payment terms and timing of renewals or new purchases of time-based licenses and maintenance contracts.

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

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts based on management’s best estimate of probable losses inherent in the outstanding accounts receivable balance. Management determines the allowance based on known troubled accounts, historical experience and other currently available evidence. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Sales Commission Accrual and Expenses

Sales commissions are earned and paid to our sales force for each order received, shipped and collected. Based on our policies, we pay a portion of the sales commissions based on both bookings and collections and the commission rate varies depending on each sales person’s ability to attain his or her annual quota. Commission rates increase as the sales person achieves a certain percentage of his or her annual quota. We determine an estimated average annual commission rate during the first three fiscal quarters for purposes of accruing commissions. We adjust the balance of the commissions accrual and the actual commission expense at the end of each fiscal year based on each sales person’s actual commission rates.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141, Business Combinations, or SFAS No. 141, and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, or SFAS No. 142. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to the acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized. However, goodwill and intangible assets with indefinite lives will no longer be amortized, but will be tested at least annually for impairment. We adopted SFAS No. 142 for fiscal 2002 beginning October 1, 2001. The adoption of SFAS No. 142 had no impact on our financial position, results of operations or cash flows.

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

	Years Ended September 30,
	2000	2001	2002
Revenue:
Product	84.3%	69.0%	56.3%
Subscription	8.8	18.3	28.3
Maintenance	6.9	12.7	15.4

Total revenue	100.0	100.0	100.0
Cost of revenue:
Product	0.5	1.4	0.8
Subscription	0.1	0.5	0.8
Maintenance	0.5	1.9	2.0

Gross profit	98.9	96.2	96.4

Operating expenses:
Research and development	34.2	23.3	16.2
Sales and marketing	36.3	32.5	27.7
General and administrative	6.3	15.3	22.9
Stock-based compensation	1.4	10.8	3.0

Total operating expenses	78.2	81.9	69.8

Income from operations	20.7	14.3	26.6
Interest income	2.3	1.9	2.8
Other income (expense), net	—	—	—

Income before taxes	23.0	16.2	29.4
Provision for taxes	(8.2)	(6.6)	(10.5)

Net income	14.8%	9.6%	18.9%

Fiscal Years Ended September 30, 2001 and 2002

Revenue

Total Revenue.    Total revenue consists of product, subscription and maintenance revenue. Total revenue increased by 54.5%, or $12.0 million, from $21.9 million in fiscal 2001 to $33.9 million in fiscal 2002. The increase was attributable to an increase in our end user base resulting in substantial growth in product, subscription and maintenance revenue, as well as additional sales to our existing end users.

Revenue from sales outside of North America accounted for 51.0% and 42.0% of total revenue for fiscal 2001 and 2002, respectively. The percent of total revenue from outside of North America decreased due to domestic revenue growing at a faster rate than revenue from outside of North America primarily because we increased sales to more domestic major customers. Revenue from Japan was 24.1% and 19.4% of our total revenue in fiscal 2001 and 2002, respectively. No other country outside North America accounted for more than 10% of our total revenue in any of these periods. We expect that revenue from sales outside of North America will continue to account for a significant portion of our total revenue in the future.

Marubeni Solutions, our exclusive distributor for Japan, accounted for approximately 24.1% and 19.4% of our total revenue for fiscal 2001 and 2002, respectively. No other direct customer or distributor accounted for more than 10% of our total revenue during any of these periods.

Deferred revenue includes perpetual license fees for which all of the revenue recognition criteria has not been met, time-based license fees that have been invoiced and are due or collected for which we recognize revenue ratably over the term of the license period, and maintenance fees on perpetual licenses for which we also recognized revenue ratably over the term of the maintenance period. Our deferred revenue increased from $4.5 million in fiscal 2001 to $6.1 million in fiscal 2002. The increase in deferred revenue was primarily due to increases in both deferred time-based license revenue and deferred maintenance revenue from new purchases and renewals of maintenance for perpetual licenses. We expect deferred revenue to fluctuate from quarter to quarter due to the number of additional time-based license purchases, the timing of renewals of time-based licenses and maintenance and their respective payment terms. Additionally, deferred revenue may not increase if more customers prefer quarterly payments for time-based licenses and maintenance.

Product Revenue.    Product revenue increased by 26.1%, or $3.9 million, from $15.2 million for fiscal 2001 to $19.1 million for fiscal 2002. This increase was primarily due to an increase in sales of perpetual licenses to new customers, as well as additional perpetual license purchases by our existing end users. As a percent of total revenue, product revenue decreased from 69.0% for fiscal 2001 to 56.3% for fiscal 2002.

Subscription Revenue.    Subscription revenue increased by 139.1%, or $5.6 million, from $4.0 million for fiscal 2001 to $9.6 million for fiscal 2002. The increase was primarily due to new customers purchasing time-based licenses, as well as existing customers purchasing additional time-based licenses and renewing their expired time-based licenses. As a percent of total revenue, subscription revenue rose from 18.3% for fiscal 2001 to 28.3% for fiscal 2002. We expect time-based licenses to account for an increasing percent of total revenue in the future.

Maintenance Revenue.    Maintenance revenue increased by 87.6%, or $2.4 million, from $2.8 million for fiscal 2001 to $5.2 million for fiscal 2002. The increase in maintenance revenue was due to the increase in the number of perpetual licenses in our installed base. As a percent of total revenue, maintenance revenue increased from 12.7% for fiscal 2001 to 15.4% for fiscal 2002. We expect maintenance revenue to vary as a percent of total revenue based on the growth rate of product revenue relative to subscription revenue and the number of customers renewing annual maintenance. If maintenance revenue increases as a percent of total revenue, our gross profit as a percent of total revenue, or gross margin, may decrease because of lower margins on maintenance revenue due to incremental maintenance support costs.

Cost of Revenue

Cost of Product Revenue.    Cost of product revenue consists primarily of royalties due from us to third-parties under original equipment manufacturer arrangements. We incur only minimal costs to deliver our software as the product and documentation are primarily sent electronically. Our cost of product revenue decreased by 15.9%, or $49,000, from $308,000 for fiscal 2001 to $259,000 for fiscal 2002 due to a decrease in the sublicensing of third-party products. As a percent of total revenue, the cost of product revenue decreased from 1.4% for fiscal 2001 to 0.8% for fiscal 2002. We expect the cost of product revenue as a percent of total revenue to vary in the future based on the level of sales of third-party products.

Cost of Subscription Revenue.    Cost of subscription revenue consists primarily of personnel and allocated overhead expenses for support of time-based licenses. Our cost of subscription revenue increased by 128.1%, or $155,000, from $121,000 for fiscal 2001 to $276,000 for fiscal 2002. The increase in cost of subscription revenue was primarily due to the increase in personnel and other costs associated with the support of a larger number of time-based licenses. As a percent of total revenue, the cost of subscription revenue increased from 0.5% in fiscal 2001 to 0.8% for fiscal 2002. We expect the absolute dollar amount of the cost of subscription revenue to increase over the next 12 months as we continue to increase our support organization to accommodate an increasing installed base of time-based licenses.

Cost of Maintenance Revenue.    Cost of maintenance revenue consists primarily of personnel and other expenses related to providing maintenance support to our customers who purchase perpetual licenses. Our cost of maintenance revenue increased by 66.3%, or $273,000, from $412,000 for fiscal 2001 to $685,000 for fiscal 2002. The increase in cost of maintenance revenue was primarily due to increased hiring of dedicated support personnel to provide support to a growing installed user base. As a percent of total revenue, the cost of maintenance revenue increased slightly from 1.9% for fiscal 2001 to 2.0% for fiscal 2002. We expect that the absolute dollar amount of cost of maintenance revenue will grow in the next 12 months as we continue to increase support for our growing base of domestic and international customers.

Operating Expenses

Since our inception in August 1998, we have incurred substantial costs to develop our technology and products, recruit and train personnel for our engineering, sales and marketing and technical support departments and establish an administrative organization. We anticipate that our operating expenses will increase substantially in the future as we fund more research and development projects, increase our sales and marketing operations both domestically and internationally, develop new sales channels, broaden our technical support and improve our operational and financial systems. Our increased operating expenses will result primarily from higher headcount in all areas, and we expect our headcount to double over the next 18 to 24 months. In fiscal 2001 and fiscal 2002, legal fees and other expenses related to our litigation with Synopsys were $1.0 million and $5.6 million, respectively. We also expect the cost of the Synopsys litigation to increase as we continue to defend ourselves vigorously and the lawsuits move toward trial. Additionally, we also expect costs related to being a public company, such as directors’ and officers’ liabilities insurance, professional fees and various filing fees to increase our general and administrative expenses. We believe that our operating expenses will continue to grow in absolute dollars in future periods although the rate of growth in expenses from period to period may vary. We expect, however, that as a percent of revenue, operating expenses will not decline significantly, if at all. We will need to generate significant revenue in the future to maintain profitability.

To increase market share in international locations and better serve our customers, we plan to further expand our international operations. As a result of these investments in our international operations, we may experience an increase in cost of sales and other operating expenses disproportionate to revenue from those operations. For example, during fiscal 2002, we opened direct sales and support offices in Arizona, Florida, New Jersey and New York, domestically, and United Kingdom, Israel and Singapore.

In fiscal 2002, we accrued bonuses of an aggregate of $760,000 earned by our employees for their services in fiscal 2002. These bonuses will be paid over time on specified schedules. If an employee who provided services to us in fiscal 2002 is not employed by us on the scheduled date of a given bonus payment, we will not pay the amounts due to that employee until December 15, 2006. In addition, our executive officers orally agreed that they will not receive their base salaries in fiscal 2002 and fiscal 2003. The total base salaries earned by these executive officers in fiscal 2001 was approximately $539,000. As a result of our significant bonus accruals in fiscal 2001 and fiscal 2002 and the foregone salaries in fiscal 2002 and fiscal 2003, our compensation expense in fiscal 2004 may not be consistent with compensation expense in fiscal 2001 or fiscal 2002 or indicative of future periods.

Research and Development.    Research and development expenses consist of engineering costs to develop new products, such as LEXSIM which was released in May 2002, and other new products to be released in fiscal 2003, enhance existing products, such as the release of HSIM 2.0 in April 2002, and perform quality assurance activities. Our research and development expenses increased by 7.3%, or $371,000, from $5.1 million for fiscal 2001 to $5.5 million for fiscal 2002. The increase in research and development expenses was primarily due to the hiring of additional research and development personnel, partially offset by the decreases in bonuses. Research and development headcount increased from 30 at September 30, 2001 to 39 at September 30, 2002. As a percent of total revenue, research and development expenses decreased from 23.3% in fiscal 2001 to 16.2% in fiscal 2002. The decrease in research and development expenses as a percent of total revenue occurred primarily because the growth rate of total revenue exceeded the growth rate of research and development expenses. To maintain our competitive position and continue to deliver new technologies that solve our customers’ nanometer design challenges, we anticipate that research and development expenses will continue to increase in absolute dollars as we invest in additional resources in the future.

Sales and Marketing.    Sales and marketing expenses consist primarily of salaries, commissions, travel, promotional and advertising costs. Our sales and marketing expenses increased by 31.5%, or $2.2 million, from $7.1 million for fiscal 2001 to $9.4 million for fiscal 2002. The absolute dollar increases in sales and marketing expenses were primarily due to the hiring of additional sales, application engineering and marketing personnel, the total number of whom increased from 27 at September 30, 2001 to 46 at September 30, 2002, and, to a lesser extent, increased trade show and other marketing activities and the expansion of our sales offices. As a percent of total revenue, sales and marketing expenses decreased from 32.5% in fiscal 2001 to 27.7% in fiscal 2002. The decrease in sales and marketing expenses as a percent of revenue occurred because the growth rate of total revenue exceeded the growth rate of sales and marketing expenses. We expect that sales and marketing expenses will continue to increase in absolute dollars in future periods as we further expand our global sales and support organization.

General and Administrative.    General and administrative expenses represent corporate, finance, human resource, administrative, legal and consulting expenses. Our general and administrative expenses increased by 131.7%, or $4.4 million, from $3.4 million for fiscal 2001 to $7.8 million for fiscal 2002. As a percent of total revenue, general and administrative expenses increased from 15.3% for fiscal 2001 to 22.9% for fiscal 2002. The increase in general and administrative expenses was primarily due to legal fees, the hiring of additional finance and operations personnel and costs related to being a public company. As a percent of total revenue, legal fees increased from 4.9% during fiscal 2001 to 17.0% during fiscal 2002 primarily due to increased litigation related costs as we continued to defend ourselves vigorously against the lawsuits brought against us by Synopsys. General and administrative headcount increased from seven at September 30, 2001 to 10 at September 30, 2002. We expect that general and administrative expenses will continue to increase in absolute dollars to support the growth of our future operations, as well as from increased legal fees, directors and officers liability insurance and the costs of public company compliance reporting.

Stock-Based Compensation.    We recorded deferred stock-based compensation of $2.5 million in connection with stock option grants in fiscal 2001. We did not record any deferred stock-based compensation in fiscal 2002. We have been amortizing this stock-based compensation over the vesting period of the related options, which is generally four years. We amortized $2.4 million and $1.0 million of stock-based compensation in fiscal 2001 and fiscal 2002, respectively. We expect aggregate stock-based compensation expense of approximately $993,000 during fiscal 2003, approximately $908,000 during fiscal 2004 and approximately $307,000 during fiscal 2005.

Stock-based compensation expense decreased by 57.6%, or $1.4 million, from $2.4 million for fiscal 2001 to $1.0 million for fiscal 2002. As a percent of total revenue, stock-based compensation expense decreased from 10.8% for fiscal 2001 to 3.0% for fiscal 2002. The decrease in stock-based compensation expenses occurred because of the one-time charge resulting from the acceleration of certain non-qualified stock options in fiscal 2001.

Interest Income

Interest income increased by 128.7%, or $534,000, from $415,000 for fiscal 2001 to $949,000 for fiscal 2002. Due to net proceeds from our initial public offering and increasing profitability and cash flow, our cash and investment balances increased in fiscal 2002, which resulted in increased interest income despite lower interest rates. As a percent of total revenue, interest income increased from 1.9% for fiscal 2001 to 2.8% for fiscal 2002.

Other Income (Expense), Net

Our other income (expense), net remained relatively unchanged and was insignificant for fiscal 2001 and fiscal 2002.

Income Taxes

The provision for income taxes as a percent of income before taxes was 41.0% and 35.9% for fiscal 2001 and fiscal 2002, respectively. The decrease in the effective tax rate from the prior year was primarily due to the reduction of amortization of stock-based compensation as a percent of income before taxes.

Fiscal Years Ended September 30, 2000 and 2001

Revenue

Total Revenue.    Total revenue increased $15.1 million from $6.8 million in fiscal 2000 to $21.9 million for fiscal 2001. This increase was attributable to an increase in our end user base resulting in substantial growth in product, subscription and maintenance revenue, as well as additional sales to our existing end users.

Revenue from sales outside of North America accounted for 52.3% and 51.0% of total revenue for fiscal 2000 and fiscal 2001, respectively. The percent of total revenue from outside of North America remained relatively stable despite increases in the absolute level of domestic revenue, due in part to the addition of our European offices in late fiscal 2000, as well as increased sales in Japan, Korea and Taiwan in fiscal 2001. Revenue from Japan was 36.9% of our total revenue in fiscal 2000 and 24.1% of total revenue in fiscal 2001. No other country outside North America accounted for more than 10% of our total revenue in any of these periods.

Marubeni Solutions accounted for approximately 36.9% of our total revenue for fiscal 2000 and approximately 24.1% of total revenue for fiscal 2001. Micron Technology, an end user customer, accounted for approximately 13.6% of total revenue for fiscal 2000. No other direct customer or distributor accounted for more than 10% of our total revenue during any of these periods.

Deferred revenue increased from $648,000 as of September 30, 2000 to $4.5 million as of September 30, 2001. This increase in deferred revenue was attributable to an increase in sales of time-based licenses and maintenance, as well as an increase in perpetual license fees for which all of the revenue recognition criteria had not been met.

Product Revenue.    Product revenue increased by $9.5 million from $5.7 million for fiscal 2000 to $15.2 million for fiscal 2001. As a percent of total revenue, product revenue decreased from 84.3% for fiscal 2000 to 69.0% for fiscal 2001, as the growth rate in sales of perpetual licenses was outpaced by growth in time-based licenses.

Subscription Revenue.    Subscription revenue increased by $3.4 million from $596,000 for fiscal 2000 to $4.0 million for fiscal 2001. This increase was primarily due to new customers purchasing time-based licenses, as well as existing customers purchasing additional time-based licenses. As a percent of total revenue, subscription revenue rose from 8.8% for fiscal 2000 to 18.3% for fiscal 2001.

Maintenance Revenue.    Maintenance revenue increased by $2.3 million from $464,000 for fiscal 2000 to $2.8 million for fiscal 2001. The increase in maintenance revenue was due to the increase in the number of perpetual licenses purchased by new and existing customers. As a percent of total revenue, maintenance revenue increased from 6.9% for fiscal 2000 to 12.7% for fiscal 2001.

Cost of Revenue

Cost of Product Revenue.    Cost of product revenue increased by $271,000 from $37,000 for fiscal 2000 to $308,000 for fiscal 2001. As a percent of total revenue, the cost of product revenue increased from 0.5% for fiscal 2000 to 1.4% for fiscal 2001. The increase in the cost of product revenue was primarily due to higher royalty payments for third party software sublicensing in fiscal 2001.

Cost of Subscription Revenue.    Cost of subscription revenue increased by $113,000 from $8,000 for fiscal 2000 to $121,000 for fiscal 2001. The increase in cost of subscription revenue was primarily due to increased personnel and other costs associated with the support of a larger number of time-based licenses. As a percent of total revenue, the cost of subscription revenue increased from 0.1% for fiscal 2000 to 0.5% for fiscal 2001.

Cost of Maintenance Revenue.    Cost of maintenance revenue increased by $380,000 from $32,000 for fiscal 2000 to $412,000 for fiscal 2001. The increase in cost of maintenance revenue was primarily due to the increased hiring of dedicated support personnel to provide support to a growing installed user base. As a percent of total revenue, the cost of maintenance revenue increased from 0.5% for fiscal 2000 to 1.9% for fiscal 2001. The increase in the cost of maintenance revenue as a percent of total revenue was primarily due to the increased number of perpetual licenses.

Operating Expenses

Research and Development.    Research and development expenses increased by $2.8 million from $2.3 million for fiscal 2000 to $5.1 million for fiscal 2001. The increase in research and development expenses in absolute dollars was primarily due to the hiring of additional research and development personnel, as well as increases in bonuses. As a percent of total revenue, research and development expenses decreased from 34.2% in fiscal 2000 to 23.3% in fiscal 2001. The decrease in research and development expenses as a percent of total revenue occurred because the growth rate of total revenue exceeded the growth rate of research and development expenses.

Sales and Marketing.    Sales and marketing expenses increased by $4.6 million from $2.5 million for fiscal 2000 to $7.1 million for fiscal 2001. The absolute dollar increase in sales and marketing expenses was primarily due to the hiring of additional sales, support and marketing personnel and increases in commissions due to increased sales and, to a lesser extent, increased bonuses, trade show and other marketing activities and the expansion of our sales offices. As a percent of total revenue, sales and marketing expenses decreased from 36.3% in fiscal 2000 to 32.5% in fiscal 2001. The decrease in sales and marketing expenses as a percent of revenue occurred because the growth rate of total revenue exceeded the growth rate of sales and marketing expenses.

General and Administrative.    General and administrative expenses increased by $3.0 million from $427,000 for fiscal 2000 to $3.4 million for fiscal 2001. As a percent of total revenue, general and administrative expenses increased from 6.3% for fiscal 2000 to 15.3% for fiscal 2001. The increase in general and administrative expenses was primarily due to legal fees and the hiring of additional finance and operations personnel, as well as increased bonuses and audit and other consulting fees.

Stock-Based Compensation.    We recorded deferred stock-based compensation of $1.8 million and $2.5 million in connection with stock option grants in fiscal 2000 and fiscal 2001, respectively. We amortized $97,000 and $2.4 million of stock-based compensation in fiscal 2000 and fiscal 2001, respectively.

Stock-based compensation expense increased by $2.3 million from $97,000 for fiscal 2000 to $2.4 million for fiscal 2001. As a percent of total revenue, stock-based compensation expense increased from 1.4% for fiscal 2000 to 10.8% for fiscal 2001. Stock-based compensation expense increased in part due to additional deferred stock-based compensation related to employee stock options recorded in the three months ended September 30, 2000 and in fiscal 2001. Stock-based compensation expense also increased due to nonemployee stock options of $7,000 in fiscal 2000, which rose to $1.6 million of stock-based compensation expense in fiscal 2001.

Interest Income

Interest income increased by $258,000 from $157,000 for fiscal 2000 to $415,000 for fiscal 2001. Due to increasing profitability and cash flow, cash balances increased, which resulted in increased interest income, despite lower interest rates. As a percent of total revenue, interest income decreased from 2.3% for fiscal 2000 to 1.9% for fiscal 2001.

Other Income (Expense), Net

Our other income (expense), net remained relatively unchanged and was immaterial for fiscal 2000 and fiscal 2001.

Income Taxes

Our provision for income taxes increased by $898,000 from $556,000 for fiscal 2000 to $1.5 million for fiscal 2001 due to an increase in income before taxes. The provision for income taxes as a percent of income before taxes increased from 35.7% for fiscal 2000 to 41.0% for fiscal 2001. The increase in the effective tax rate was primarily due to the full utilization of net operating loss carry forwards in fiscal 2000.

Liquidity and Capital Resources

From inception through fiscal 2002, we have financed our operations primarily through public offerings of our common stock, private sales of preferred stock, the sale of common stock to employees and cash from profits. Total net proceeds of our December 2001 initial public offering after deducting underwriting discounts and offering expenses, including the exercise of the over-allotment option, were approximately $57.2 million.

As of September 30, 2002, we had cash, cash equivalents and short-term investments of $78.5 million, an increase of $66.3 million from September 30, 2001, and working capital of $71.6 million, an increase of $65.0 million from September 30, 2001.

Average days sales outstanding increased from seven days as of September 30, 2000 to 24 days as of September 30, 2001 and to 33 days as of September 30, 2002. A majority of our revenue in the fourth quarter of fiscal 2000 was invoiced early in that quarter, which left little uncollected as of September 30, 2000 and resulted in a very low average days sales outstanding. The increase in average days sales outstanding in fiscal 2001 and fiscal 2002 were due to increased sales and revenue being invoiced more unevenly during a particular quarter.

Net cash provided by operating activities was $3.3 million, $8.4 million and $9.0 million for fiscal 2000, fiscal 2001 and fiscal 2002, respectively. Net cash provided by operating activities for fiscal 2000, fiscal 2001 and fiscal 2002 resulted primarily from net income and increases in accrued liabilities and deferred revenue, offset by increases in accounts receivable. In addition, in fiscal 2001, the increase in net cash provided by operating activities was also attributable to increases in stock-based compensation and long-term liabilities, partially offset by a decrease in deferred income taxes. In fiscal 2002, a decrease in long-term liabilities partially offset the increase in net cash provided by operating activities.

Net cash used in investing activities was $251,000, $7.4 million and $29.1 million for fiscal 2000, fiscal 2001 and fiscal 2002, respectively. In fiscal 2001 and fiscal 2002, the net cash used primarily related to the purchase of investment securities with maturities of 91 days to one year and purchases of property and equipment. In fiscal 2000, net cash used was primarily for purchases of new computers, equipment and furniture as we expanded operations.

Capital expenditures were approximately $210,000, $904,000 and $331,000 for fiscal 2000, fiscal 2001 and fiscal 2002, respectively. Our capital expenditures consisted of purchases of computer equipment, software and office furniture and fixtures.

Net cash provided by financing activities was $3,000, $221,000 and $57.5 million for fiscal 2000, fiscal 2001 and fiscal 2002, respectively. For fiscal 2001 and fiscal 2000, net cash provided by financing activities was primarily from proceeds from the exercise of employee stock options. For fiscal 2002, net cash provided by financing activities was primarily due to the net proceeds from the sale of 5.75 million shares of common stock in our initial public offering.

As of September 30, 2002, we had no borrowings, lines of credit, outstanding equipment leases or lease lines.

We intend to continue to invest heavily in the development of new products and enhancements to existing products. We also intend to increase our sales and marketing operations. Our future liquidity and capital requirements will depend on numerous factors, including:

•	the amount and timing of orders and their respective payment terms;

•	the extent to which our existing and new products gain market acceptance;

•	the extent to which customers continue to renew annual time-based licenses and maintenance;

•	the cost and timing of expansion of product research and development efforts, including such efforts outside North America, and the success of these development efforts;

•	the cost and timing of expansion of sales and marketing activities, including such activities outside North America;

•	the cost of litigation and damages when and if awarded; and

•	available borrowings under future credit arrangements, if any.

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

Stock Repurchase Program

In October 2002, our Board of Directors authorized a stock repurchase program of up to $5.0 million of our common stock over a 12 month period. Shares will be repurchased in the open market at times and prices we consider appropriate. The timing of purchases and the exact number of shares to be purchased will depend on market conditions. Common shares reacquired are intended to be used for general corporate purposes. As of the date we filed this Annual Report on Form 10-K with the SEC, we had not repurchased any shares under this program.

Contractual Obligations

As of September 30, 2002, our contractual obligations that are expected to have an effect on our liquidity or cash flows consist only of rental payments for our leased headquarters and sales offices. Future minimum payments under these leases are as follows (in thousands):

Year Ending September 30,
2003	$417
2004	16
2005	2

Total:	$435

Non-Audit Services of Independent Auditors

Our auditors, Deloitte & Touche LLP, perform the following non-audit services that have been approved by our Audit Committee of the Board of Directors subject to certain fee limitations: tax services for the fiscal 2002 returns; consultations with respect to generally accepted accounting principles and litigation support services.

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

We rely on additional perpetual and time-based license revenue from our existing customers, as well as annual maintenance renewals for our perpetual licenses and renewal of our time-based licenses when they expire. Even if we are successful in generating revenue from our software to new customers, if our existing customers do not purchase additional licenses of our software or renew their annual maintenance for perpetual licenses, we would experience a decline in revenue. We would also experience a material decline in revenue if customers with time-based licenses do not renew those licenses when they expire.

If semiconductor design and manufacturing companies continue to experience recession or other conditions which impact their operating budgets, they may delay or cancel purchases of our software, which would reduce our revenues and cause our business to suffer.

The primary customers for our software are semiconductor design and manufacturing companies. Any significant downturn in our customers’ markets, or domestic and global conditions, which result in the reduction of research and development budgets or the delay of software purchases, would likely result in a decline in demand for our software and services and could harm our business. Since early 2000, the semiconductor industry has experienced a substantial decline in order volume and revenue and that downturn has continued. This could result in our customers delaying or canceling the purchase of our software. Any of these occurrences could have a significant impact on our operating results, revenues and costs and may cause the market price of our common stock to decline or become more volatile.

In addition, the markets for semiconductor products are cyclical. For example, in recent years certain European and Asian countries have experienced significant economic difficulties, including currency devaluation and instability, business failures and a depressed business environment. These difficulties have triggered a significant downturn in the semiconductor market, resulting in reduced budgets for semiconductor design tools which, in turn, has negatively impacted us. We cannot predict what impact the recent prolonged economic slowdown and in particular, the semiconductor industry, will have on our business, but it may result in fewer purchases of licenses of our software, substitution to our lower priced configurations by customers who previously licensed our higher priced configurations or nonrenewal of time-based licenses. If the current economic slowdown does not improve, we may not meet our revenue expectations for upcoming quarters.

We are currently a defendant in two lawsuits brought by Synopsys. The prosecution of these lawsuits could have a substantial negative impact on our business. Should Synopsys prevail, we may be required to pay substantial monetary damages or be prevented from selling our software.

In February 2000, Synopsys, Inc. filed a complaint in the Superior Court of the State of California in the County of Santa Clara against us and An-Chang Deng, our President. The complaint alleged breach of contract, breach of fiduciary trust and diversion of corporate opportunity and constructive trust. In September 2001, Synopsys filed its second amended complaint, which added allegations of inducing/aiding and abetting breach of fiduciary duty, inducing/aiding and abetting diversion of corporate opportunity, misappropriation of trade secrets, civil conspiracy, breach of confidence and unfair competition, and added as individual defendants Sang Wang, our Chief Executive Officer and Chairman of our board of directors, and four of our other founders, each of whom was previously an employee of Synopsys. Synopsys has not requested specific damages or relief to date from us except for a preliminary injunction, which was denied on November 20, 2001. However, Synopsys did request unspecified damages, an injunction and a constructive trust on unspecified intellectual property belonging to us. In September 2002, Synopsys filed a second supplemental complaint that contained supplemental allegations but added no new claims or parties. This action is currently in discovery. The court has scheduled a conference in January 2003 at which time a trial date will be set. We believe that we have meritorious defenses to Synopsys’ allegations and claims and we intend to continue to defend ourselves vigorously. However, because of the inherent uncertainty of litigation in general and the fact that the discovery related to this litigation is ongoing, we cannot assure you that we will ultimately prevail. Should Synopsys ultimately succeed in the prosecution of its claims, we could be permanently enjoined from selling our software and deriving related maintenance revenue. In addition, we may be required to pay substantial monetary damages to Synopsys. Further, we could be enjoined preliminarily from selling our software during the course of the litigation. Litigation such as the suit Synopsys has brought against us can take years to resolve and can be expensive to defend. Although the final outcome of the litigation may not occur for some time, the parties periodically conduct evidence gathering, meet to discuss the status of the litigation and file motions and other requests for the court to act. The results of these periodic activities, particularly the court’s decisions on current, pending and future motions, could affect the ultimate outcome of the litigation, either for or against us, prior to a trial on the merits, or strengthen or weaken our ability to assert claims and defenses. If any of Synopsys’ motions ultimately prevails, our ability to defend ourselves against the claims brought against us in this litigation could be severely limited. It is possible that our relationships with our customers will be seriously harmed in the future as a result of the Synopsys litigation. Accordingly, an adverse judgment, if entered on any Synopsys claim, could seriously harm our business, financial position and results of operations and cause our stock price to decline substantially. In addition, Synopsys’ allegations and claims, even if ultimately determined to be without merit, could be time consuming to defend, result in costly litigation, divert our management’s attention and resources, cause product shipment delays or require us to enter into royalty or license agreements. These royalty or license agreements may not be available on terms acceptable to us, if at all, and the prosecution of the Synopsys allegations and claims could significantly harm our business, financial position and results of operations and cause our stock price to decline substantially.

In May 2001, Synopsys filed a complaint in the United States District Court for the Northern District of California against us, alleging that our HSIM software infringes Synopsys U.S. Patent No. 5,878,053 entitled “Hierarchical Power Network Simulation and Analysis tool for reliability testing of Deep Submicron IC Designs Synopsys has also alleged that HSIM 2.0 and LEXSIM, products released or introduced after the case was originally filed, infringe Synopsys’ patent. Synopsys has requested relief including damages of $4.1 million to $13.7 million, to be trebled for alleged willful infringement, and an injunction. In June 2001, we filed an answer to the complaint denying infringement of a valid enforceable patent and asserted counterclaims. We have since amended our counterclaims to allege, among other things, that Synopsys’ patent at issue is invalid and unenforceable and that Synopsys has violated federal antitrust and state unfair competition laws. There are four summary judgment motions awaiting decision by the Court, one of which was made by us and three of which were made by Synopsys. We did not oppose Synopsys’s motion for summary judgment with respect to our antitrust counterclaims. We do not know when the rulings can be expected. In September 2002, the U.S. Patent and Trademark Office granted our request for an ex parte re-examination of Synopsys’ U.S. Patent No. 5,878,053 based on prior art not previously considered by the Patent Office. In November 2002, we moved to stay the federal litigation pending the outcome of the re-examination, and the Court granted our motion in December 2002. In connection with the re-examination, the U.S. Patent and Trademark Office may determine that the subject matter in the Synopsys patent is patentable as originally claimed, that the subject matter is patentable if the claims are modified or that the subject matter is not patentable. We cannot predict what the results of the re-examination procedure will be or how long it will take to complete. We believe that we have meritorious defenses to Synopsys’ claims and intend to defend ourselves vigorously. However, because of the high degree of complexity of the intellectual property at issue, the inherent uncertainties of litigation in general and the preliminary nature of this litigation, we cannot assure you that we will ultimately prevail. Should Synopsys ultimately succeed in the prosecution of its claims, we could be permanently enjoined from selling our software and deriving related maintenance revenue. In addition, we may be required to pay substantial monetary damages to Synopsys. Further, we could be enjoined preliminarily from selling our software during the course of the litigation. Litigation such as the suit Synopsys has brought against us can take years to resolve and can be expensive to defend. Although the final outcome of the litigation may not occur for some time, the parties periodically conduct evidence gathering, meet to discuss the status of the litigation and file motions and other requests for the court to act. The results of these periodic activities, particularly the court’s decisions on current pending and future motions, could affect the ultimate outcome of the litigation prior to a trial on the merits, or strengthen or weaken our ability to assert claims and defenses. It is possible that our relationships with our customers will be seriously harmed in the future as a result of the Synopsys litigation. Accordingly, an adverse judgment, if entered on any Synopsys claim, could seriously harm our business, financial position and results of operations and cause our stock price to decline substantially. In addition, the Synopsys allegations and claims, even if ultimately determined to be without merit, could be time consuming to defend, result in costly litigation, divert our management’s attention and resources, cause product shipment delays or require us to enter into royalty or license agreements. These royalty or license agreements may not be available on terms acceptable to us, if at all, and the prosecution of the Synopsys allegations and claims could significantly harm our business, financial position and results of operations and cause our stock price to decline substantially.

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

Our software is used to simulate and analyze complex nanometer-scale semiconductor designs. Our competitors in the electronics design automation industry who offer products that are used for other segments of the semiconductor design process often bundle their products together to offer discounts on products competitive with those we offer, making those products extremely attractive for our customers or potential customers to use. In addition, these competitors may not support our effort to integrate our software into their existing software. These competitors include such companies as Synopsys and Mentor Graphics. Since these competitors offer a more comprehensive range of products than we do, they are often able to respond more quickly or price more effectively to take advantage of new or changing opportunities and respond to new technologies and customer requirements. If we lose such opportunities to our competitors, our results of operations could be harmed significantly.

If we lose any of our key personnel, our ability to manage our business and continue our growth would be negatively impacted.

Our future success depends in part on our ability to enhance our existing products and achieve market acceptance of new, innovative products and technologies. Our software and technologies are complex and to successfully implement our business strategy and manage our business, an in depth understanding of circuit design and the physical behavior of complex nanometer-scale semiconductors is required. We depend substantially on the expertise of Sang S. Wang, our Chairman and Chief Executive Officer, and our existing engineering personnel, especially An-Chang Deng, our President, and our other founders: Walter Chan, Iouri Feinberg, Andrei Tcherniaev and Jeh-Fu Tuan. We do not have long-term employment agreements with our founders and the loss of the services of any of our key employees could adversely affect our business and slow our product development process. We do not maintain key person life insurance on any of our employees. Further, four of our executive officers have agreed to work without receiving salary during fiscal 2002 and 2003. If any or all of these executive officers were to be replaced, we would incur unexpected expenses relating to the payment of salaries to the new executive officers during fiscal 2003.

If we do not continue to expand our sales force and customer service and support organization, our revenue may not grow.

Approximately 53.4%, 61.2% and 72.1% of our total revenue for fiscal 2000, fiscal 2001 and fiscal 2002, respectively, were from our direct sales efforts. Our software requires sophisticated sales efforts by experienced and knowledgeable personnel. Competition for these individuals is intense due to the limited number of people available with the necessary sales experience and technical understanding of electronic design automation products. Hiring customer service and support personnel is also very competitive in our industry due to the limited number of people available with the necessary technical skills. Our sales and support staff consisted of 44 persons as of September 30, 2002. If we are unable to successfully train and integrate sales and support personnel and continue to identify, hire, train and retain new qualified individuals, our revenue may not grow.

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

A majority of our sales outside North America and Europe are conducted through distributors. Sales by our distributors accounted for approximately 46.6%, 38.8% and 27.9% of our total revenue in fiscal 2000, fiscal 2001 and fiscal 2002, respectively. We rely on Marubeni Solutions Corp. as the exclusive distributor of our software in Japan. Sales to Marubeni Solutions accounted for 36.9%, 24.1% and 19.4% of our total revenue in fiscal 2000, fiscal 2001 and fiscal 2002, respectively. We cannot be certain that we will be able to attract distributors that market our software effectively or provide timely and cost effective user support and service. Further, our agreements with our distributors provide exclusive distribution rights, but do not obligate the distributor to purchase any amount of licenses of our software or sell licenses of our software. Consequently, one or more of our distributors may not continue to represent our software or devote a sufficient amount of effort and resources to selling our licenses of software in their territories. We may from time to time be forced to terminate relationships with distributors who do not maintain an appropriate level of sales. This could cause our sales in a given territory to decrease substantially or completely until a suitable replacement distributor can be found. In the past, we have terminated our relationships with certain distributors for poor performance. Even if we are successful in selling licenses of our software through new distributors, the rate of growth of our total revenue could be harmed if our existing distributors do not continue to sell licenses of our software or our new distributors are not quickly and effectively trained to sell licenses of and support our software.

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

We may not succeed in creating market acceptance for LEXSIM and CRITIC, and our operating results may decline as a result.

We released our second major product, LEXSIM, in May 2002 and our third product, CRITIC, in December 2002. To date, LEXSIM and CRITIC have accounted for only an immaterial portion of our revenues. Even though we do not expect LEXSIM or CRITIC to account for a meaningful percentage of our total revenue until the second half of fiscal 2003, our future growth and profitability could be affected by our ability to increase sales of LEXSIM and CRITIC. Furthermore, marketing new products requires significant additional expenses and resources. If we fail to market LEXSIM and CRITIC successfully, our profitability may decline.

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

Our sales cycle, or the period between our initial contact with a potential customer and the customer’s purchase of a license of our software, generally ranges from three to six months but may be longer, particularly in the current economic downturn. We cannot predict the exact length of our sales cycle, which at times has exceeded six months. The unpredictability of our sales cycle makes it difficult to plan our expenses and forecast our results of operations for any given period. If we do not correctly predict the timing of our customers’ purchases, the amount of revenue we recognize in a given quarter could be negatively impacted, which could harm our operating results. Our sales cycle may lengthen because of several factors, including:

•	long technical evaluation periods and validation periods for the integration of our software with our potential customers’ existing semiconductor design flow;

•	the significant investment of resources required by customers to purchase and integrate our software into their design flow, particularly customers with large semiconductor design organizations;

•	competition from other electronic design automation software vendors;

•	limited and decreased capital spending due to weakness in the semiconductor industry and customers’ uncertainty about economic recovery;

•	limited access to key decision makers of potential customers to authorize the adoption of our software;

•	budget cycles of our customers which affect the timing of purchases; and

•	delay of purchases due to product combination announcements or planned introductions of new products by our competitors or us.

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

In order to penetrate international markets further, we must either expand the number of distributors who sell licenses of our software or increase our direct international sales presence. As we increase our direct international sales presence, our sales efforts may be delayed as we begin our local sales activities and we may incur higher personnel costs that may not result in additional revenue. These costs and the time to establish a local sales presence could harm our operating results. We may not realize corresponding growth in operating margins from growth in international sales due to the higher costs of these sales. We have increased our sales and support resources in Europe over the last 18 months and have established offices in France, Germany, United Kingdom and Israel. To date, we have relied primarily on international distributors in Asia and have only recently begun to employ direct sales personnel in Singapore and India. Even if we expand our direct and indirect international selling efforts, our efforts may not create or increase international market demand for our software or generate revenue sufficient to recoup the cost of this expansion.

If we experience losses in the future, the market price of our common stock could decline.

Although we had net income for the past three fiscal years, we may incur losses in the future. In order to fund our growth and implement our strategies, we must continue to increase our investment in research and development, sales and marketing and other operations. As a result, we will need to generate significant revenue to maintain profitability. If we do not maintain profitability, the market price of our common stock may decline, perhaps substantially.

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

Customers outside North America accounted for 52.3%, 51.0% and 42.0% of our total revenue in fiscal 2000, fiscal 2001 and fiscal 2002, respectively. We plan to increase our international sales activities, but we have limited experience marketing and directly licensing our software internationally.

We have sales offices in France, Germany, Israel and United Kingdom, and rely primarily on indirect sales in Asia. Although our sales contracts provide for payment for our software licenses in United States dollars, our expenses incurred in foreign locations are generally denominated in the applicable local currency. To date we have not undertaken any foreign currency hedging transactions, and as a result, our future expense levels from international operations may be unpredictable due to exchange rate fluctuations. Our international operations are subject to other risks, including:

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

We recently experienced a period of growth. Our total number of employees increased from 64 as of September 30, 2001 to 95 as of September 30, 2002. Our productivity and the quality of our software may be adversely affected if we do not integrate, train and motivate our new employees quickly and effectively. We also cannot be sure that our revenue will continue to grow at a sufficient rate to absorb the costs associated with the increased personnel.

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

Large electronic design automation vendors, such as Cadence Design Systems, Inc., Mentor Graphics or Synopsys, may acquire or establish cooperative relationships with our other current competitors, including private companies. For example, Synopsys acquired Avant! Corporation, a provider of a wide range of electronic design automation products, in June 2002. Because large electronic design automation vendors have significant financial and organizational resources, they may be able to further penetrate our markets by leveraging the technology and expertise of smaller companies and utilizing their own extensive distribution channels. We expect that the electronic design automation product industry will continue to consolidate. For example, Mentor Graphics completed a cash tender offer for IKOS Systems, Inc., a functional verification company, in March 2002 and for Innoveda, Inc., an electronic design automation company, in May 2002. Additionally, Cadence Design Systems completed its acquisitions of Plato Design Systems, Inc., a design technology company, in April 2002 and Simplex Solutions, a provider of software and services for the design and verification of integrated circuits, in June 2002. It is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share, which would harm our business and financial prospects.

We may not be able to compete effectively if our software is delayed or does not incorporate new required features.

Our future success depends on our ability to enhance existing software, develop and introduce new products, satisfy user requirements, meet industry standards and achieve market acceptance. We may not successfully identify new product opportunities or develop and bring new products to market in a timely and cost effective manner. Significant delays in our new software releases or significant problems or delays in enhancing existing products to keep pace with new design techniques for complex nanometer-scale semiconductors could seriously damage our business. We have, from time to time, experienced delays in the scheduled introduction of new and enhanced software and we may experience similar delays in the future. For example, in early 2001 we experienced delays in the development of a new product which caused us to revise our expected release date for this product by several months. More recently, we have also delayed the release of another product in order to allow for an extended beta testing period. We cannot assure you that we will not experience additional difficulties that could delay or prevent the successful development, introduction and marketing of this software or that our new software and product enhancements will achieve market acceptance. If we are unable to develop, introduce and successfully market new or enhanced software in a timely manner in response to changing market conditions or customer requirements, our business, operating results and financial condition may be harmed.

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

We develop products primarily in the United States and sell those products primarily in North America, Europe and Japan. Our revenue for sales outside of North America was approximately 52.3%, 51.0% and 42.0% for fiscal 2000, fiscal 2001 and fiscal 2002, respectively. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. As all of our sales are currently made in United States dollars, a strengthening of the United States dollar could make our software less competitive in foreign markets.

Our interest income is sensitive to changes in the general level of United States interest rates, particularly since the majority of our investments are in short-term instruments. We expect that our interest income will continue to be negatively affected by recent declines in short-term interest rates. A sensitivity analysis assuming a hypothetical 10% movement in interest rates applied to our cash equivalent and short-term investments balances at September 30, 2002 would change interest income by approximately $100,000 on an annual basis. However, due to the nature of our short-term investments, we have concluded that we do not have material market risk exposure.

We invest funds in excess of current operating requirements in short-term tax exempt and taxable instruments that meet high credit quality standards, as specified in our investment policy. The policy also limits the amount of credit exposure to any one issue, issuer or type of instrument. As of September 30, 2002, our cash, cash equivalents and short-term investments primarily consisted of the following instruments:

•	obligations of the United States government and its agencies;

•	investment grade state and local government obligations;

•	securities of United States corporations rated A1 or P1 by Standard & Poor’s or Moody’s equivalents; and/or

•
money market funds, deposits or notes issued or guaranteed by United States and non-United States commercial banks meeting certain credit rating and net worth requirements with maturities of less than one year.

Item 8.    Financial Statements and Supplementary Data

Quarterly Results of Operations

The following table presents our operating results for each of the eight quarters in the period ended September 30, 2002. The information for each of these quarters is unaudited and has been prepared on the same basis as our audited financial statements appearing elsewhere in this report. In the opinion of our management, all necessary adjustments, consisting only of normal recurring adjustments, have been included to present fairly the unaudited quarterly results when read in conjunction with our audited consolidated financial statements and the related notes appearing elsewhere in this report. These operating results are not necessarily indicative of the results of any future period.

	Quarters Ended
	Dec. 31, 2000	March 31, 2001	June 30, 2001	Sept. 30, 2001	Dec. 31, 2001	March 31, 2002	June 30, 2002	Sept. 30, 2002
	(in thousands, except per share amounts)
Revenue:
Product	$3,177	$3,695	$4,127	$4,153	$4,513	$4,408	$4,999	$5,181
Subscription	375	939	1,220	1,475	1,590	2,450	2,622	2,925
Maintenance	466	580	719	1,017	989	1,163	1,301	1,766

Total revenue	4,018	5,214	6,066	6,645	7,092	8,021	8,922	9,872

Cost of revenue:
Product	96	52	53	107	80	55	22	102
Subscription	11	29	46	35	50	67	74	85
Maintenance	69	90	134	119	157	156	174	198

Total cost of revenue	176	171	233	261	287	278	270	385

Gross profit	3,842	5,043	5,833	6,384	6,805	7,743	8,652	9,487

Operating expenses:
Research and development	966	1,129	1,545	1,467	1,311	1,274	1,248	1,645
Sales and marketing	1,638	2,033	1,681	1,788	2,118	2,292	2,424	2,554
General and administrative	312	541	888	1,614	1,665	1,857	2,085	2,166
Stock-based compensation	117	263	541	1,448	252	252	252	249

Total operating expenses	3,033	3,966	4,655	6,317	5,346	5,675	6,009	6,614

Income from operations	809	1,077	1,178	67	1,459	2,068	2,643	2,873
Interest income	79	78	126	132	119	216	320	294
Other income (expense), net	14	—	(20)	5	(3)	(2)	(1)	(3)

Income before taxes	902	1,155	1,284	204	1,575	2,282	2,962	3,164
Provision for taxes	(370)	(474)	(526)	(84)	(554)	(890)	(1,133)	(1,002)

Net income	$532	$681	$758	$120	$1,021	$1,392	$1,829	$2,162

Basic shares	5,815	7,333	7,970	8,725	11,770	22,034	22,962	23,699
Basic earnings per share	$0.09	$0.09	$0.10	$0.01	$0.09	$0.06	$0.08	$0.09
Diluted shares	20,560	21,137	22,160	22,607	23,943	28,977	29,375	28,495
Diluted earnings per share	$0.03	$0.03	$0.03	$0.01	$0.04	$0.05	$0.06	$0.08

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

NASSDA CORPORATION

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Independent Auditors’ Report	44
Consolidated Balance Sheets as of September 30, 2001 and 2002	45
Consolidated Statements of Income for each of the three fiscal years ended September 30, 2000, 2001 and 2002	46
Consolidated Statements of Stockholders’ Equity (Deficiency) and Comprehensive Income for each of the three fiscal years ended September 30, 2000, 2001 and 2002	47
Consolidated Statements of Cash Flows for each of the three fiscal years ended September 30, 2000, 2001 and 2002	48
Notes to Consolidated Financial Statements	49

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of
Nassda Corporation:

We have audited the accompanying consolidated balance sheets of Nassda Corporation and subsidiaries (the “Company”) as of September 30, 2001 and 2002, and the related consolidated statements of income, stockholders’ equity (deficiency) and comprehensive income and cash flows for each of the three years in the period ended September 30, 2002. Our audits also included the consolidated financial statement schedule listed in Item 14(a)(2). These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and consolidated financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2001 and 2002 and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2002 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule listed in Item 14(a)(2), when considered in relation to the basic consolidated financial statements as a whole, presents fairly, in all material respects, the information set forth therein.

/s/    DELOITTE & TOUCHE LLP

San Jose, California
October 18, 2002 (December 11, 2002 as to the second paragraph in Note 11)

NASSDA CORPORATION

CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30,
	2001	2002
Assets:
Current assets:
Cash and cash equivalents	$5,655	$43,157
Short-term investments	6,520	35,295
Accounts receivable, net of allowances of $112 and $87 at September 30, 2001 and September 30, 2002, respectively	1,766	4,156
Prepaid expenses and other current assets	755	553
Deferred income taxes	1,809	2,050

Total current assets	16,505	85,211
Property and equipment, net	891	784
Other assets	1,453	727

Total assets	$18,849	$86,722

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$111	$555
Accrued liabilities	5,370	6,994
Deferred revenue	4,472	6,065

Total current liabilities	9,953	13,614
Long-term liabilities	1,709	54

Total liabilities	11,662	13,668

Commitments and Contingencies (Notes 5 and 11)
Convertible preferred stock, 6,599,997 shares authorized:
Series A, par value $0.001; 4,199,998 shares designated and outstanding at September 30, 2001 (aggregate liquidation preference of $525)	525	—
Series B, par value $0.001; 2,399,999 shares designated and outstanding at September 30, 2001 (aggregate liquidation preference of $1,500)	1,493	—

Total convertible preferred stock	2,018	—
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized: no shares issued and outstanding	—	—
Common stock, par value $0.001: 110,000,000 shares authorized; 12,149,867 and 24,935,036 shares outstanding at September 30, 2001 and September 30, 2002, respectively	12	25
Additional paid-in capital	6,126	66,378
Deferred stock-based compensation	(3,429)	(2,208)
Accumulated other comprehensive income	11	6
Retained earnings	2,449	8,853

Total stockholders’ equity	5,169	73,054

Total liabilities and stockholders’ equity	$18,849	$86,722

See accompanying notes to condensed consolidated financial statements.

NASSDA CORPORATION

CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share and per share amounts)

	Years Ended September 30,
	2000	2001	2002
Revenue:
Product	$5,710	$15,152	$19,101
Subscription	596	4,009	9,587
Maintenance	464	2,782	5,219

Total revenue	6,770	21,943	33,907

Cost of revenue:
Product	37	308	259
Subscription	8	121	276
Maintenance	32	412	685

Total cost of revenue	77	841	1,220

Gross profit	6,693	21,102	32,687

Operating expenses:
Research and development	2,318	5,107	5,478
Sales and marketing	2,453	7,140	9,388
General and administrative	427	3,355	7,773
Stock-based compensation*	97	2,369	1,005

Total operating expenses	5,295	17,971	23,644

Income from operations	1,398	3,131	9,043
Interest income	157	415	949
Other income (expense), net	3	(1)	(9)

Income before taxes	1,558	3,545	9,983
Provision for income taxes	(556)	(1,454)	(3,579)

Net income	$1,002	$2,091	$6,404

Earnings per share:
Basic	$0.22	$0.28	$0.32

Diluted	$0.06	$0.10	$0.23

Shares used in computing earnings per share:
Basic	4,467	7,461	20,166

Diluted	17,878	21,616	27,697

*Stock-based compensation includes:
Research and development	$42	$1,907	$426
Sales and marketing	38	233	346
General and administrative	17	229	233

Total	$97	$2,369	$1,005

See accompanying notes to condensed consolidated financial statements.

NASSDA CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
AND COMPREHENSIVE INCOME
(in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Deferred Stock-Based Compensation	Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity (Deficiency)	Total Comprehensive Income
	Shares	Amount
Balance at October 1, 1999	7,600,000	$8	$11	$—	$—	$(644)	$(625)
Exercise of stock options	42,000		3				3
Issuance of common stock options to nonemployees			7				7
Deferred stock-based compensation			1,769	(1,769)			—
Amortization of employee deferred stock-based compensation				90			90
Net income						1,002	1,002	$1,002

Balance at September 30, 2000	7,642,000	8	1,790	(1,679)	—	358	477	$1,002

Exercise of stock options	4,507,867	4	217				221
Deferred stock-based compensation			2,472	(2,472)			—
Amortization of employee deferred stock-based compensation				722			722
Issuance of common stock options to nonemployees			1,647				1,647
Unrealized gain on short-term investments					11		11	$11
Net income						2,091	2,091	2,091

Balance at September 30, 2001	12,149,867	$12	$6,126	$(3,429)	$11	$2,449	$5,169	$2,102

Exercise of stock options	422,252	—	187				187
Issuance of common stock under employee stock purchase plan	36,920	—	345				345
Conversion of preferred stock	6,575,997	7	1,843				1,850
Issuance of common stock to public, net of issuance costs of $6,076	5,750,000	6	57,168				57,174
Amortization of employee deferred stock-based compensation				1,005			1,005
Reversal of stock-based compensation for cancellation of stock options			(216)	216			—
Income tax benefit from employee stock transactions			925				925
Unrealized loss on short-term investments					(5)		(5)	$(5)
Net income						6,404	6,404	6,404

Balance at September 30, 2002	24,935,036	$25	$66,378	$(2,208)	$6	$8,853	$73,054	$6,399

See accompanying notes to condensed consolidated financial statements.

NASSDA CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended September 30,
	2000	2001	2002
Operating activities
Net income	$1,002	$2,091	$6,404
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	48	239	438
Provision for doubtful accounts	35	100	25
Stock-based compensation	97	2,369	1,005
Deferred income taxes	(274)	(2,915)	445
Changes in operating assets and liabilities:
Accounts receivable	(137)	(1,632)	(2,415)
Prepaid expenses and other current assets	(282)	(436)	202
Accounts payable	31	80	444
Accrued liabilities	2,170	2,977	2,549
Deferred revenue	628	3,824	1,593
Long-term liabilities	—	1,709	(1,655)

Net cash provided by operating activities	3,317	8,406	9,035

Investing activities
Purchases of short-term investments	—	(11,017)	(54,004)
Proceeds from maturity of short-term investments	—	4,508	25,224
Purchases of property and equipment	(210)	(904)	(331)
Other assets	(41)	(32)	40

Net cash used in investing activities	(251)	(7,445)	(29,071)

Financing activities
Proceeds from issuance of common stock, net of issuance costs	—	—	57,174
Proceeds from sale of common stock	3	221	532
Repurchase of preferred stock	—	—	(168)

Net cash provided by financing activities	3	221	57,538

Increase in cash and cash equivalents	3,069	1,182	37,502
Cash and cash equivalents, beginning of period	1,404	4,473	5,655

Cash and cash equivalents, end of period	$4,473	$5,655	$43,157

Supplemental disclosure of cash flow information
Cash paid for income taxes	$626	$2,855	$3,041

Noncash investing and financing activities
Unrealized gain (loss) on short-term investments	$—	$11	$(5)

Deferred stock-based compensation (reversal)	$1,769	$2,472	$(216)

Income tax benefit from employee stock transactions	$—	$—	$925

Conversion of preferred stock to common stock	$—	$—	$1,850

See accompanying notes to condensed consolidated financial statements.

NASSDA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Business and Summary of Significant Accounting Policies

Business—Nassda Corporation (the “Company”) was incorporated in California on August 31, 1998 to provide full-chip circuit simulation and analysis software for the design and verification of complex nanometer-scale semiconductors. On August 15, 2001, the Board of Directors approved and, on September 11, 2001, the stockholders approved, the reincorporation of the Company in the State of Delaware. The reincorporation occurred on September 28, 2001.

Initial Public Offering—The Company commenced its initial public offering in which the Company sold 5 million shares of common stock at $11.00 per share in December 2001. The net proceeds the Company received from this offering after deducting underwriting discounts and offering expenses were approximately $49.6 million. All outstanding shares of preferred stock were automatically converted into common stock on a share for share basis immediately prior to the first closing of the sale of the shares in the initial public offering. The Company’s common stock began trading on the Nasdaq National Market on December 13, 2001.

In January 2002, the underwriters of the Company’s initial public offering exercised their over-allotment option to purchase an additional 750,000 shares of common stock at $11.00 per share. The net proceeds the Company received pursuant to this over-allotment option after deducting underwriting discounts were approximately $7.6 million.

Basis of Presentation—The consolidated financial statements include the Company and its wholly owned subsidiaries. All significant intercompany accounts and intercompany profits have been eliminated.

Fair Value of Financial Instruments—Cash and cash equivalents, accounts receivable and accounts payable are carried at cost, which approximates fair value due to the short maturity of these instruments.

Certain Significant Risks and Uncertainties—The Company is subject to certain risks and uncertainties and believes changes in any of the following areas could have a material adverse effect on the Company’s future financial position or results of operations: ability to obtain additional financing; new product development, including market receptiveness; changes in overall demand for products and services offered by the Company; changes in customer relationships; litigation or claims against the Company based on intellectual property, patent, product regulatory or other factors; competition from other products; existing product obsolescence; general economic conditions; and the ability to attract and retain qualified employees.

Concentration of Credit Risk—Financial instruments that potentially subject the Company to concentration of credit risk consist of cash, cash equivalents, short-term investments and accounts receivables. The Company maintains its cash, cash equivalents and short-term investments with high credit quality financial institutions. Credit risk is mitigated by the Company’s credit evaluation process and reasonably short terms for collection. The Company does not require collateral or other security to support accounts receivable.

Use of Estimates—The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Equivalents—The Company considers all liquid debt instruments with maturities of three months or less as of the date of purchase to be cash equivalents. The Company’s cash equivalents are maintained with high quality credit institutions and their recorded cost approximates their fair market value.

NASSDA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Short-Term Investments—The Company classifies its short-term investments as available for sale. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities, instruments are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders’ equity.

Property and Equipment—Property and equipment are stated at cost and are depreciated over their estimated useful lives of three years using the straight line method.

Long-Lived Assets—In accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, the Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicated that the carrying amount of an asset may not be recoverable. When the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount, an impairment loss would be measured based on the discounted cash flows compared to the carrying amount. No impairment charge has been recorded in any of the periods presented. See “Recently Issued Accounting Standards” regarding the Company’s adoption of SFAS No. 144.

Software Development Costs—Costs for the development of new software products and substantial enhancements to existing software products are expensed as incurred until technological feasibility has been established, at which time any additional costs would be capitalized in accordance with SFAS No. 86, Computer Software To Be Sold, Leased, or Otherwise Marketed. The costs to develop such software have not been capitalized as the Company believes its current software development process is essentially completed concurrent with the establishment of technological feasibility.

Revenue Recognition—The Company recognizes revenue in accordance with the provisions of American Institute of Certified Public Accountants Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as amended by SOP 98-4, Deferral of the Effective Date of Certain Provisions of SOP 97-2, and SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions. The Company recognizes and reports revenue in three separate categories: product revenue, subscription revenue and maintenance revenue. Product revenue is derived from perpetual license fees. Subscription revenue is derived from time-based license fees and includes maintenance during the license period. The Company recognizes product revenue and subscription revenue when all of the following conditions are met:

•	a written purchase order, license agreement or other contract has been executed;

•	the product and the production license key have been delivered;

•	user acceptance periods, if any, have expired;

•	the license fee is fixed and determinable; and

•	collection of the fee is probable.

Vendor specific objective evidence exists for maintenance on perpetual licenses based on renewal rates. The Company’s customers generally purchase the first year of maintenance when they purchase a perpetual license, so the Company uses the residual method to determine the allocation of revenue to the license portion of multiple element arrangements involving perpetual licenses. Because the Company bundles both the license and maintenance into its agreements for time-based licenses for the entire term, vendor specific objective evidence does not exist for each element of the arrangement. Therefore, the Company recognizes subscription revenue from time-based licenses ratably over the period of the license. Maintenance revenue is derived from the annual maintenance contracts that are purchased by perpetual licensees. The Company generally recognizes revenue from maintenance ratably over the maintenance period, which is typically one year.

NASSDA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For sales made through Marubeni Solutions (“Marubeni”), the Company’s exclusive Japanese distributor, the Company recognizes revenue at the time the distributor reports to the Company that it has sold the software to the end user and all other revenue recognition criteria have been met. The Company records sales made through Marubeni based on amounts invoiced to Marubeni (rather than the amount invoiced by Marubeni to the end users) as Marubeni is the primary obligor in the arrangement, has latitude in establishing price and has credit risk.

For sales made through all other distributors, the Company recognizes revenue when the software has been sold to the end users and all other revenue recognition criteria have been met. The Company records sales made through these distributors based on amounts invoiced to the end customer (with the related commissions paid to the distributors reported as sales and marketing expense) as the Company is the primary obligor in the arrangement, has latitude in establishing price and has credit risk.

Research and Development—Research and development expenses are charged to operations as incurred.

Stock-Based Compensation—The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and all of its interpretations and presents pro forma disclosures required by SFAS No. 123, Accounting for Stock-Based Compensation.

The Company accounts for equity instruments issued to nonemployees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, which requires that the fair value of such instruments be recognized as an expense over the period in which the related services are received.

Income Taxes—The Company accounts for income taxes using an asset and liability approach. Deferred tax assets are recognized for future deductions and operating loss and credit carryforwards, net of a valuation allowance to reduce net deferred tax assets to amounts that are more likely than not to be realized.

Earnings Per Share—Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average common shares outstanding for the period. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock.

Foreign Currency Translation—The functional currency of the Company’s foreign subsidiaries is the United States dollar. Accordingly, assets and liabilities are translated to United States dollars at the exchange rates in effect as of the balance sheet date, and results of operations are translated using the average rates in effect for the period presented. Transaction gains and losses, which are included in other income (expense) in the accompanying consolidated statements of income, have not been significant.

Comprehensive Income—Comprehensive income for the fiscal years ending September 30, 2000, 2001, and 2002 (“fiscal 2002,” “fiscal 2001” and “fiscal 2002,” respectively) has been disclosed within the consolidated statement of stockholders’ equity and comprehensive income.

Recently Issued Accounting Standards—In June 20, 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, Business Combinations, and SFAS 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of

NASSDA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. The Company adopted SFAS No. 142 for its fiscal 2002. Adoption of SFAS No. 142 had no impact on the financial position, results of operations or cash flows of the Company.

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, effective for fiscal years beginning December 31, 2001. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Assets to Be Disposed of. Adoption of SFAS No. 144 is required for its fiscal year beginning October 1, 2002. The Company expects that the adoption of SFAS No. 144 will have no impact on its financial position, results of operations or cash flows.

2.    Investments

The Company classifies investments with original maturities of three months or less when acquired as cash equivalents and all investments with original maturities of longer than three months but one year or less as short term investments. All of the Company’s cash equivalents and short-term investments are classified as available-for-sale and are reported at fair value, with unrealized gains and losses included in stockholders’ equity as a component of accumulated other comprehensive income, net of taxes, if any. The fair value of short-term investments is determined based on quoted market prices. The cost of securities sold is based on the specific identification method and realized gains and losses are included in other income, net. The Company has cash equivalents and investments with various high quality institutions and all investments are made in accordance with the policy approved by the board of directors which includes limiting the amount of credit risk to any one institution. The cost basis and estimated fair values of available-for-sale investment securities are shown below (in thousands):

	Cost	Unrealized Gain	Unrealized (Loss)	Fair Market Value
September 30, 2001
Cash and cash equivalents:
Cash	$1,696	$—	$—	$1,696
Money Market funds	3,959	—	—	3,959

Total cash and cash equivalents	5,655	—	—	5,655

Short-term investments:
U.S. government agency notes	6,509	11	—	6,520

Total short-term investments	6,509	11	—	6,520

Total cash, cash equivalents and short-term investments	$12,164	$11	$—	$12,175

September 30, 2002
Cash and cash equivalents:
Cash	$563	$—	$—	$563
Money Market funds	10,710	—	—	10,710
Corporate notes	2,792	—	—	2,792
Tax-exempt municipal obligations	29,092	—	—	29,092

Total cash and cash equivalents	43,157	—	—	43,157

Short-term investments:
Corporate notes	2,043	4	(2)	2,045
U.S. government agency notes	33,246	17	(13)	33,250

Total short-term investments	35,289	21	(15)	35,295

Total cash, cash equivalents and short-term investments	$78,446	$21	$(15)	$78,452

NASSDA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.    Property and Equipment

Property and equipment consists of (in thousands):

	September 30,
	2001	2002
Computer equipment	$519	$768
Furniture and fixtures	295	321
Software	381	437

	1,195	1,526
Less accumulated depreciation	(304)	(742)

Property and equipment, net	$891	$784

4.    Accrued Liabilities

Accrued liabilities consist of (in thousands):

	September 30,
	2001	2002
Accrued compensation and related benefits	$3,089	$4,130
Income taxes payable	1,346	882
Accrued legal	344	821
Other	591	1,161

Total	$5,370	$6,994

During fiscal 2001, the Company accrued bonuses of $3.7 million earned by its employees. The Company paid approximately $2.0 million of these bonuses during fiscal 2002, with the majority of the amount paid in the first quarter of fiscal 2002. The remaining $1.7 million in bonuses will be paid during 2003 and were classified as a long-term liability as of September 30, 2001. A majority of the amounts to be paid in fiscal 2003 are expected to be paid in the first quarter of fiscal 2003. Employees whose employment by the Company terminates prior to the applicable payment date will receive the undistributed amounts on December 15, 2005.

During fiscal 2002, the Company accrued bonuses of $760,000 earned by its employees. The Company anticipates that approximately $709,000 of these bonuses will be paid during fiscal 2003 and the remaining $51,000 will be paid during the first quarter of fiscal 2004. As such, $51,000 has been classified as a long-term liability. Employees whose employment by the Company terminates prior to the applicable payment date will receive the undistributed amounts on December 15, 2006.

5.    Lease Commitments

The Company leases its facilities under various noncancelable operating leases, which expire beginning in February 2003. Rent expense was $128,000 in fiscal 2000, $365,000 in fiscal 2001 and $600,000 in fiscal 2002. The aggregate future noncancelable minimum rentals or operating leases are as follows (in thousands):

Year Ending September 30,
2003	$417
2004	16
2005	2

$435

NASSDA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.    Preferred Stock

Upon the completion of the Company’s initial public offering in December 2001, all of the convertible preferred stock that was issued and outstanding was converted to common stock and 6,575,997 shares of common stock were issued upon the conversion.

In August 2001, the Company’s Board of Directors approved and, in September 2001, the stockholders approved, the authorization of 10,000,000 shares of undesignated preferred stock to be available for issuance concurrently with the effectiveness of the Company’s initial public offering. As of September 30, 2002, there were no such shares issued or outstanding.

7.    Stockholders’ Equity

Common Stock

In September 2001, the Company’s Board of Directors and stockholders authorized the Company to issue up to 110,000,000 shares of our common stock.

In December 2001 and January 2002, the Company sold 5,750,000 shares of common stock in an initial public offering at a price of $11.00 per share. Net proceeds from all shares sold, less underwriting discounts and related expenses, were approximately $57.2 million.

Common stock issued to certain employees is subject to repurchase agreements whereby the Company has the option to repurchase the unvested shares upon termination of employment at the original issuance price. The number of shares subject to repurchase is generally reduced at a rate of 1/48th per month, with a certain amount being vested immediately. At September 30, 2002, 935,003 shares were subject to repurchase by the Company.

At September 30, 2002, the Company has reserved the following shares of authorized but unissued common stock:

Stock Options:
Options outstanding	6,781,988
Reserved for future grants	3,025,666
Employee Stock Purchase Plan	629,747

Total	10,437,401

Employee and Director Stock Plans

1998 Stock Option Plan

In 1998, the Company adopted the 1998 Stock Option Plan, which included both incentive and nonstatutory stock options. Under the 1998 Stock Option Plan, the Company could grant options to purchase up to 11,069,197 shares of common stock to employees, directors and service providers at prices not less than the fair market value at date of grant for incentive stock options and not less than 85% of the fair market value for nonstatutory options. These options generally expired ten years from the date of grant and were generally exercisable at any time after the date of grant and when the shares were vested. Options granted to a person who, at the time of the grant, owned more than 10% of the voting power of all classes of stock, were at prices no less than 110% of the fair market value and had a term of no more than five years. Incentive stock options and nonstatutory options generally vested at a rate of 25% on the first anniversary of the grant date and  1/48 per month thereafter. Shares issued upon exercise prior to vesting were subject to a right of repurchase by the Company, which lapsed

NASSDA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

according to the original option-vesting schedule. At September 30, 2002, 935,003 shares of common stock issued upon exercise of options under the 1998 Stock Option Plan were subject to repurchase by the Company. Upon the effectiveness of the Company’s initial public offering in December 2001, the 1998 Stock Option Plan was terminated as to future grants.

2001 Stock Option Plans

In August 2001, the Company adopted the 2001 Stock Option Plan and 3,999,999 shares of common stock were reserved for issuance thereunder. The 2001 Stock Option Plan became effective in December 2001, upon the Company’s initial public offering. On October 1 of each year, starting with October 1, 2002, the number of shares in the reserve will increase by the lesser of 3,999,999 shares of common stock; 6.0% of outstanding shares of common stock on the last day of the previous fiscal year; or an amount determined by the Board of Directors. Pursuant to the 2001 Stock Option Plan, the Board of Directors may grant either incentive or non-qualified stock options to purchase shares of the Company’s common stock to eligible individuals at not less than 100% of the fair market value of those shares on the date of the grant. Stock options generally vest over a period of four years and expire ten years from the date of grant. The plan will terminate in August 2011, unless the Board of Directors terminates it sooner. As of September 30, 2002, 2,818,999 shares of common stock were reserved for future grants under the 2001 Stock Option Plan. On October 18, 2002, the Board of Directors approved an increase to the reserve of 1,496,102 shares, representing 6.0% of the Company’s outstanding common stock on September 30, 2002.

2001 Employee Stock Purchase Plan

In August 2001, the Company adopted the 2001 Employee Stock Purchase Plan (“ESPP”) and 666,667 shares of common stock were reserved for issuance thereunder. The ESPP became effective upon the Company’s initial public offering in December 2001. Under the ESPP, eligible employees are permitted to have salary withholdings of up to 15% of their compensation to purchase shares of common stock at a price equal to 85% of the lesser of the fair market value per share of Company common stock on the start date of the offering period or the end of the purchase period. On October 1 of each year, starting with October 1, 2002, the number of shares in the reserve will increase by the lesser of 2,666,666 shares of common stock; 5.0% of outstanding shares of common stock on the last day of the previous fiscal year; or an amount determined by the Board of Directors. The plan will terminate in August 2011, unless the Board of Directors terminates it sooner. In fiscal 2002, 36,920 shares of common stock were issued under the ESPP at a weighted average price of $9.35. The weighted average fair value of the fiscal 2002 issuances was $6.16. As of September 30, 2002, 629,747 shares of common stock were reserved for future issuance under the ESPP. On October 18, 2002, the Board of Directors approved an increase to the reserve of 1,246,752 shares, representing 5.0% of the Company’s outstanding common stock on September 30, 2002.

2001 Director Option Plan

In August 2001, the Company adopted the 2001 Director Option Plan and 266,667 shares of common stock were reserved for issuance thereunder. The 2001 Director Option Plan became effective upon the Company’s initial public offering in December 2001. On October 1 of each year, starting with October 1, 2002, the number of shares in the reserve will increase by the lesser of 100,000 shares of common stock; 0.4% of outstanding shares of common stock on the last day of the previous fiscal year; or an amount determined by the Board of Directors. The plan will terminate in August 2011, unless the Board of Directors terminates it sooner. The 2001 Director Option Plan provides for an initial grant to a new nonemployee director of an option to purchase 40,000 shares of common stock. Subsequent to the initial grants, each nonemployee director will be automatically

NASSDA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

granted an option to purchase 20,000 shares of common stock on October 1 of each year commencing on October 1, 2002. As of September 30, 2002, 206,667 shares of common stock were reserved for future issuance under the 2001 Director Option Plan. On October 18, 2002, the Board of Directors approved an increase to the reserve of 99,740 shares, representing 0.4% of the Company’s outstanding common stock on September 30, 2002.

Option activities under the Stock Option Plans are as follows:

	Number of Shares	Weighted Average Exercise Price
Balance, October 1, 1999 (no shares vested and exercisable)	3,639,991	$0.02
Granted (weighted average fair value of $0.50 per share)	3,709,175	$0.08
Exercised	(42,000)	$0.08
Canceled	(199,999)	$0.02

Outstanding, September 30, 2000 (1,360,200 shares vested and exercisable at a weighted average exercise price of $0.03 per share)	7,107,167	$0.05
Granted (weighted average fair value of $1.68 per share)	2,751,287	$2.81
Exercised	(4,507,867)	$0.05
Canceled	—	—

Outstanding, September 30, 2001 (986,814 shares vested and exercisable at a weighted average exercise price of $0.67 per share)	5,350,587	$1.47
Granted (weighted average fair value of $5.88 per share)	2,065,320	$10.10
Exercised	(422,252)	$0.44
Canceled	(211,667)	$4.90

Outstanding, September 30, 2002 (2,340,499 shares vested and exercisable at a weighted average exercise price of $1.48 per share)	6,781,988	$4.06

At September 30, 2002, 3,025,666 shares were available for future grant under the 2001 Stock Option Plan and the 2001 Directors Option Plan.

Additional information regarding options outstanding as of September 30, 2002 was as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding (in thousands)	Weighted Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Number Exercisable (in thousands)	Weighted- Average Exercise Price
$0.02-$0.10	2,244	7.33	$0.06	1,202	$0.06
$1.13	658	8.01	$1.13	280	$1.13
$1.88-$2.25	811	7.12	$2.00	420	$1.99
$3.00-$3.38	748	8.16	$3.14	268	$3.14
$5.63-$6.38	157	8.74	$5.85	49	$5.83
$7.44-$9.00	1,198	9.26	$8.64	115	$9.00
$11.00-$11.89	806	9.41	$11.27	6	$11.00
$13.45-$16.96	160	9.65	$14.44	—	—

$0.02-$16.96	6,782	8.14	$4.06	2,340	$1.48

NASSDA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Additional Stock Plan Information

As discussed in Note 1, the Company accounts for its stock-based awards using the intrinsic value method in accordance with Accounting Principles Board No. 25, Accounting for Stock Issued to Employees, and its related interpretations. The Company uses the intrinsic value method in accounting for its stock-based compensation arrangements for employees, whereby compensation is recognized to the extent the fair value of the underlying common stock exceeds the exercise price of the stock options at the date of grant. Deferred stock-based compensation of $1.8 million and $2.5 million was recorded during fiscal 2000 and fiscal 2001, respectively, for the excess of the fair value of the common stock underlying the options at the grant date over the exercise price of the options. These amounts are being amortized on a straight line basis over the vesting period, generally four years. Amortization of deferred compensation related to employee grants was $90,000, $722,000 and $1.0 million in fiscal 2000, fiscal 2001 and fiscal 2002, respectively.

The Company is required under SFAS No. 123, Accounting for Stock-Based Compensation, to disclose pro forma information regarding option grants made to its employees based on specified valuation techniques that produce estimated compensation charges. The Company’s calculations are based on a single option valuation approach and forfeitures are recognized as they occur. For pro forma purposes, the estimated fair value of the Company’s stock-based awards to employees is amortized over the expected life of 54 months for stock options and the six-month purchase period for ESPP. The weighted-average estimated fair value of stock options issued during fiscal 2000, fiscal 2001 and fiscal 2002 was $0.50, $1.68 and $5.88 per share, respectively. The Company’s pro forma net income, basic earnings per share and diluted earnings per share under SFAS No. 123 would have been as follows (in thousands, except per share amounts):

	September 30,
	2000	2001	2002
Net income:
As reported	$1,002	$2,091	$6,404
Pro forma	$977	$1,787	$3,739

Basic earnings per share:
As reported	$0.22	$0.28	$0.32
Pro forma	$0.22	$0.24	$0.19

Diluted earnings per share:
As reported	$0.06	$0.10	$0.23
Pro forma	$0.05	$0.08	$0.14

NASSDA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of options at the date of grant was estimated using the minimal value method for fiscal 2000, fiscal 2001 and through the date of the Company’s initial public offering in December 2001, and the Black-Scholes option pricing model for options granted thereafter, with the following weighted-average assumptions:

	Years Ended September 30,
	2000	2001	2002
Stock Option Plans:
Risk-free interest rate	6.2%	5.5%	4.0%
Expected volatility	0.0%	0.0%	70.0%
Expected life (in years)	4.5	4.5	4.5
Expected dividend	0.0%	0.0%	0.0%

Employee Stock Purchase Plan:
Risk-free interest rate	—	—	1.86%
Expected volatility	—	—	70.0%
Expected life (in years)	—	—	0.5
Expected dividend	—	—	0.0%

Issuance of Stock Options to Consultants

During fiscal 2000 and fiscal 2001, the Company issued under the 1998 Stock Option Plan nonstatutory options to consultants for the purchase of 43,200 and 203,997 shares of common stock, respectively, at a weighted average exercise price of $0.08 and $1.89, respectively. 43,200 and 6,667 shares subject to the options granted during fiscal 2000 and fiscal 2001, respectively, vested immediately. All of the options granted during fiscal 2000 and fiscal 2001 were valued or revalued using the Black-Scholes pricing model with the following weighted average assumptions: contractual life of ten years; risk free interest rate of 6.2% and 5.5%, respectively; volatility of 60% and 70%, respectively; and no dividends expected during the term. In accordance with SFAS No. 123 and its related interpretations, the Company accounted for these awards under the fair value method and as variable awards. Accordingly, the Company recorded compensation expense at the grant date equal to the fair value of the options and their vesting schedule (using the Black-Scholes option pricing model) and adjusted the compensation expense at the end of each period until the awards vested and became fixed. The expense recognized for fiscal 2000 and fiscal 2001 was $7,000 and $1.6 million, respectively. On August 15, 2001, the Company modified certain option grants to consultants, which resulted in the options becoming fully vested on the date of modification. Accordingly, the expense recognized in fiscal 2001 includes the effect of this modification. All options were fully vested at September 30, 2001.

8.    Earnings per Share

Basic EPS is computed by dividing net income by the weighted average common shares outstanding of the period. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock.

During fiscal 2000, fiscal 2001 and fiscal 2002, the Company had securities outstanding that could potentially dilute basic earnings per share in the future, but these securities were excluded in the computation of diluted earnings per share in such periods as their effect would have been antidilutive. At September 30, 2000, 2001 and 2002, respectively, options to purchase 30,000, 99,000 and 494,000 shares of common stock,

NASSDA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

respectively, were excluded from the diluted net income per share computation. The following table is a reconciliation of the numerators and denominators used in computing basic and diluted earnings per share (in thousands, except per share data):

	Years Ended September 30,
	2000	2001	2002
Net income (numerator):	$1,002	$2,091	$6,404

Shares (denominator):
Weighted average common shares outstanding	7,608	11,257	22,075
Weighted average common shares subject to repurchase	(3,141)	(3,796)	(1,959)

Shares used in basic computation	4,467	7,461	20,116
Weighted average common shares subject to repurchase	3,141	3,796	1,959
Common shares issuable upon exercise of stock options (treasury stock method)	3,670	3,759	4,318
Convertible preferred stock	6,600	6,600	1,304

Shares used in diluted computation	17,878	21,616	27,697

Basic earnings per share	$0.22	$0.28	$0.32
Diluted earnings per share	$0.06	$0.10	$0.23

9.    Income Taxes

The income tax provision consists of the following (in thousands):

	Years Ended September 30,
	2000	2001	2002
Current:
Federal	$483	$3,433	$2,488
State	106	792	414
Foreign	241	144	232

	830	4,369	3,134

Deferred:
Federal	(225)	(2,327)	399
State	(49)	(588)	46
Foreign	—	—	—

	(274)	(2,915)	445

Provision for income taxes	$556	$1,454	$3,579

NASSDA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The amount of income tax recorded differs from the amount using the statutory federal income tax rate (35.0%) for the following reasons:

	Years Ended September 30,
	2000	2001	2002
Federal statutory tax	35.0%	35.0%	35.0%
State income taxes net of federal tax benefit	2.3	2.3	4.9
Tax credits	(3.9)	(3.2)	(1.4)
Foreign withholding tax	14.6	1.7	0.9
Deferred stock-based compensation	2.2	7.3	2.8
Valuation allowance	(14.4)	—	—
ETI exclusion	—	(3.7)	(3.5)
Other	(0.1)	1.6	(2.8)

Effective tax rate	35.7%	41.0%	35.9%

Income (loss) before income taxes was as follows (in thousands):

	Years Ended September 30,
	2000	2001	2002
Domestic	$1,766	$3,434	$9,812
Foreign	(208)	111	171

Income (loss) before income taxes	$1,558	$3,545	$9,983

Significant components of the Company’s net deferred tax assets were as follows (in thousands):

	Years Ended September 30,
	2001	2002
Deferred tax assets:
Net operating loss carryforward	$76	$35
Accrued compensation	818	757
Reserves and accrued liabilities	113	74
Deferred revenue	1,673	1,352
Stock compensation	731	739

Total deferred tax assets	3,411	2,957

Deferred tax liabilities:
Depreciation and amortization	(55)	(45)
Prepaid expenses	(91)	(133)

Total deferred tax liabilities	(146)	(178)

Total net deferred tax asset	3,265	2,779
Valuation allowance	(76)	(35)

Net deferred tax assets	$3,189	$2,744

NASSDA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Current net deferred taxes at September 30, 2001 and 2002 were $1.8 million and $2.0 million, respectively. Noncurrent net deferred tax assets at September 30, 2001 and 2002 of $1.4 million and $694,000, respectively, were included in other assets.

At September 30, 2002, the Company had foreign loss carryforwards of approximately $88,000, which expire in 2005. At September 30, 2001 and 2002, the Company’s valuation allowance related to foreign loss carryforwards based on the Company’s evaluation of the likelihood of realization of future tax benefits resulting from these loss carryforwards.

The valuation allowance decreased by $7,000 in fiscal 2001 and $41,000 in fiscal 2002 primarily due to the release of valuation allowance against foreign deferred tax assets attributable to utilization of foreign net operating losses.

Current federal and California state tax laws include substantial restrictions on the utilization of tax credits in the event of an ownership change of a corporation. Accordingly, the Company’s ability to utilize tax credit carryforwards may be limited as a result of such ownership change as defined. Such a limitation could result in the expiration of carryforwards before they are utilized.

The pretax income (loss) from foreign operations was $(208,000), $111,000 and $171,000 in fiscal year 2000, 2001, and 2002, respectively. Undistributed earnings of the Company’s foreign subsidiaries are considered to be indefinitely reinvested and, accordingly, no provision for federal and state income taxes has been provided thereon. Upon distribution of those earnings in the form of a dividend or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. It is not practical to estimate the income tax liability that might be incurred on the remittance of such earnings.

10.    Employee Benefit Plan

The Company has established a 401(k) tax deferred savings plan (the “401(k) Plan”) which permits participants to make contributions by salary deduction pursuant to Section 401(k) of the Internal Revenue Code. The Company may, at its discretion, make matching contributions to the 401(k) Plan. Furthermore, the Company is responsible for administrative costs of the 401(k) Plan. The Company made contributions to the Plan for fiscal 2000 of approximately $79,000. The Company did not make any matching contributions in fiscal 2001 or fiscal 2002.

11.    Contingencies

In February 2000, Synopsys filed a complaint in the Superior Court of the State of California in the County of Santa Clara against the Company and its President alleging breach of contract, breach of fiduciary trust and diversion of corporate opportunity and constructive trust. In September 2001, Synopsys filed a second amended complaint which added allegations of inducing/aiding and abetting breach of fiduciary duty, inducing/aiding and abetting diversion of corporate opportunity, misappropriation of trade secrets, civil conspiracy, breach of confidence and unfair competition, and added as defendants the Chief Executive Officer and Chairman of the Board, and four other founders, each of whom was previously an employee of the plaintiff. In September 2002, Synopsys filed a second supplemental complaint that contained supplemental allegations but added no new claims or parties. This action is currently in the discovery stage of litigation. The court has scheduled a conference in January 2003 at which time a trial date will be set. The Company believes that it has meritorious defenses to the allegations and claims and intends to continue to defend itself vigorously. However, because of

NASSDA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the inherent uncertainty of litigation in general, the Company cannot be assured that it will ultimately prevail. A preliminary injunction or final judgment rendered against the Company in this litigation would have a significant negative impact on its business and may prevent it from selling its software and may require it to pay substantial monetary damages to the plaintiff. In addition, the plaintiff’s allegations and claims, even if ultimately determined to be without merit, could be time consuming to defend, result in costly litigation, divert management’s attention and resources, cause product shipment delays, or require the Company to enter into royalty or license agreements.

In May 2001, Synopsys filed a complaint against the Company in the United States District Court of the Northern District of California alleging that the Company’s software, HSIM, infringes on U.S. Patent No. 5,878,053. Synopsys has also alleged that HSIM 2.0 and LEXSIM, products released or introduced after the case was originally filed, infringe Synopsys’ patent. In June 2001, the Company filed its answer to the complaint and asserted counterclaims. In the answer, the Company maintains that it has not infringed the patent. The Company has since amended the counterclaims to allege, among other things, that Synopsys’ patent at issue is invalid and unenforceable and that Synopsys has violated federal antitrust and state unfair competition laws. Synopsys has requested relief including damages of approximately $4.1 million to $13.7 million, to be trebled for alleged willful infringement, and an injunction. There are four summary judgment motions awaiting decision by the Court, one of which was made by the Company and three of which were made by Synopsys. The Company did not oppose Synopsys’s motion for summary judgment with respect to the Company’s antitrust counterclaims. The Company does not know when the rulings can be expected. In September 2002, the U.S. Patent and Trademark Office granted the Company’s request for ex parte re-examination of Synopsys’ U.S. Patent No. 5,878,053. In November 2002, the Company moved to stay the federal litigation pending the outcome of the re-examination, and the Court granted the Company’s motion in December 2002. In connection with the re-examination, the U.S. Patent and Trademark Office may determine that the subject matter in the Synopsys patent is patentable as originally claimed, that the subject matter is patentable if the claims are modified or that the subject matter is not patentable. The Company cannot predict what the result of the re-examination procedure will be or how long it will take to complete. The Company believes that it has meritorious defenses to the claim and intends to defend itself vigorously. However, because of the high degree of complexity of the intellectual property at issue and the inherent uncertainty of litigation in general, the Company cannot be assured that it will ultimately prevail. A preliminary injunction or final judgment rendered against the Company in this litigation would have a significant negative impact on its business and may prevent it from selling its software and may require it to pay substantial monetary damages to the plaintiff. In addition, the plaintiff’s allegations and claims, even if ultimately determined to be without merit, could be time consuming to defend, result in costly litigation, divert management’s attention and resources, cause product shipment delays, or require the Company to enter into royalty or license agreements.

12.    Customer and Geographic Information

The Company operates in one reportable segment to provide full-chip circuit simulation and analysis software solutions for the design and verification of complex nanometer-scale semiconductors.

Revenue from customers by geographic area was as follows (in thousands):

	Years Ended September 30,
	2000	2001	2002
Revenue:
United States	$3,230	$10,745	$19,663
Japan	2,498	5,296	6,593
Other	1,042	5,902	7,651

	$6,770	$21,493	$33,907

NASSDA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For fiscal 2001 and fiscal 2002, the long-lived assets with the Company’s foreign subsidiaries located outside the United States totaled approximately $50,000 and $80,000, respectively, and the remainder was located within the United States.

The Company had revenue from individual customers in excess of 10% of revenues as follows:

	Years Ended September 30,
	2000	2001	2002
Customer
A *	37%	24%	19%
B	14%	—	—

*	Distributor

The Company had accounts receivable from individual customers in excess of 10% of gross accounts receivable as follows:

	Years Ended September 30,
	2001	2002
Customer
A	28%	23%
B	—	13%
C	20%	11%
D	—	10%

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

PART III

Item 10.    Directors and Executive Officers

The information required by this item concerning our directors is incorporated by reference to the sections captioned “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in our Proxy Statement related to the 2003 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K (the “Proxy Statement”). Certain information required by this item concerning executive officers is set forth in Part I of this Report in “Business—Executive Officers.”

Item 11.    Executive Compensation

The information required by this item is incorporated by reference to the Proxy Statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

The information required by this item is incorporated by reference to the Proxy Statement.

Item 13.    Certain Relationships and Related Transactions

The information required by this item is incorporated by reference to the Proxy Statement.

PART IV

Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1)    Financial Statement Schedules

SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS
For the years ended September 30, 2000, 2001 and 2002
(in thousands)

Allowance for Doubtful Accounts:	Balance at Beginning of Period	Additions Charged to Expense	Deductions	Balance at End of Period
Years Ended September 30,
2000	$—	$35	$—	$35
2001	$35	$100	$23	$112
2002	$112	$25	$50	$87

The Consolidated Financial Statements and Supplementary Data are set forth in Item 8 of this report.

(a)(2)    Exhibits

Exhibit No.	Exhibit Title

3.1.1*	Amended and Restated Certificate of Incorporation

3.2*	Bylaws

10.1*	Form of Indemnification Agreement between the Registrant and each of its directors and officers

10.2*	Amended and Restated 1998 Stock Option Plan

10.2.1*	Form of Stock Option Agreement under the 1998 Stock Option Plan

10.3*	2001 Stock Option Plan

10.3.1*	Form of Stock Option Agreement under the 2001 Stock Option Plan

10.4*	2001 Director Option Plan

10.4.1*	Form of Director Option Agreement under 2001 Director Option Plan

10.5*	2001 Employee Stock Purchase Plan

10.5.1*	Form of Subscription Agreement under the 2001 Employee Stock Purchase Plan

10.6*	Letter of Employment dated September 15, 2000 between the Registrant and Tammy Shu-Hua Liu

10.7*	Lease dated January 18, 2000 between the Registrant and Scott Boulevard Assoc. for the premises located at 2975 Scott Boulevard, Suite 109, Santa Clara, California

10.7.1*	Lease dated January 18, 2000 between the Registrant and Scott Boulevard Assoc. for the premises located at 2975 Scott Boulevard, Suite 110, Santa Clara, California

10.7.2*	Lease dated June 20, 2001 between the Registrant and Scott Boulevard Assoc. for the premises located at 2975 Scott Boulevard, Suite 205, Santa Clara, California

10.8*†	Exclusive Distributor Agreement dated October 1, 1999 between the Registrant and Marubeni Solutions Corporation

10.8.1*†	Amendment dated November 21, 2000 to Exclusive Distributor Agreement dated October 1, 1999 between the Registrant and Marubeni Solutions Corporation

10.8.2	Amendment II dated February 14, 2002 to Exclusive Distributor Agreement dated October 1, 1999 between the Registrant and Marubeni Solutions Corporation

21.1	Subsidiaries

23.1	Independent Auditors’ Consent

24.1	Power of Attorney (see Page 68)

99.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*
Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Registration Statement on Form S-1 (Registration Statement 333-68934), which the Securities and Exchange Commission declared effective on December 12, 2001.

†
Certain information in these exhibits has been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under 17 C.F.R. Sections 200.80(b)(4), 200.83 and 230.46.

(b)    Reports on Form 8-K

We did not file a Current Report on Form 8-K during the three months ended September 30, 2002.

(c)    Exhibits

See Item 14(a)(2) above.

(d)    Financial Statement Schedules

See Item 14(a)(1) above.

Item 15.    Controls And Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-14(c). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

There have been no significant changes in our internal controls or in other factors that could significantly affect the internal controls subsequent to the date we completed our evaluation.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized in the City of Santa Clara, California, on December 23, 2002.

NASSDA CORPORATION

By:	/s/ SANG S. WANG
Sang S. Wang Chief Executive Office and Chairman of the Board (Principal Executive Officer)

By:	/s/ TAMMY S. LIU
Tammy S. Liu Chief Financial Officer and Vice President, Finance and Administration (Principal Financial Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Sang S. Wang and Tammy S. Liu and each of them acting individually, as his or her attorney-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed on behalf of the Registrant by the following persons and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ SANG S. WANG Sang S. Wang	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	December 23, 2002

/s/ TAMMY S. LIU Tammy S. Liu	Chief Financial Officer and Vice President, Finance and Administration (Principal Financial Officer)	December 23, 2002

/s/ AN-CHANG DENG An-Chang Deng	President, Chief Operating Officer and Director	December 23, 2002

/s/ YEN-SON HUANG Yen-Son Huang	Director	December 23, 2002

/s/ EDWARD C. V. WINN Edward C.V. Winn	Director	December 23, 2002

/s/ BERNARD ARONSON Bernard Aronson	Director	December 23, 2002

I, Sang S. Wang, certify that:

1.	I have reviewed this annual report on Form 10-K of Nassda Corporation;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 23, 2002

By:	/s/ SANG S. WANG
Sang S. Wang Chief Executive Officer and Chairman of the Board

I, Tammy S. Liu, certify that:

1.	I have reviewed this annual report on Form 10-K of Nassda Corporation;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 23, 2002

By:	/s/ TAMMY S. LIU
Tammy S. Liu Chief Financial Officer and Vice President, Finance and Administration

EXHIBIT INDEX

Exhibit No.	Exhibit Title
3.1.1*	Amended and Restated Certificate of Incorporation
3.2*	Bylaws
10.1*	Form of Indemnification Agreement between the Registrant and each of its directors and officers
10.2*	Amended and Restated 1998 Stock Option Plan
10.2.1*	Form of Stock Option Agreement under the 1998 Stock Option Plan
10.3*	2001 Stock Option Plan
10.3.1*	Form of Stock Option Agreement under the 2001 Stock Option Plan
10.4*	2001 Director Option Plan
10.4.1*	Form of Director Option Agreement under 2001 Director Option Plan
10.5*	2001 Employee Stock Purchase Plan
10.5.1*	Form of Subscription Agreement under the 2001 Employee Stock Purchase Plan
10.6*	Letter of Employment dated September 15, 2000 between the Registrant and Tammy Shu-Hua Liu
10.7*	Lease dated January 18, 2000 between the Registrant and Scott Boulevard Assoc. for the premises located at 2975 Scott Boulevard, Suite 109, Santa Clara, California
10.7.1*	Lease dated January 18, 2000 between the Registrant and Scott Boulevard Assoc. for the premises located at 2975 Scott Boulevard, Suite 110, Santa Clara, California
10.7.2*	Lease dated June 20, 2001 between the Registrant and Scott Boulevard Assoc. for the premises located at 2975 Scott Boulevard, Suite 205, Santa Clara, California
10.8*†	Exclusive Distributor Agreement dated October 1, 1999 between the Registrant and Marubeni Solutions Corporation
10.8.1*†	Amendment dated November 21, 2000 to Exclusive Distributor Agreement dated October 1, 1999 between the Registrant and Marubeni Solutions Corporation
10.8.2	Amendment II dated February 14, 2002 to Exclusive Distributor Agreement dated October 1, 1999 between the Registrant and Marubeni Solutions Corporation
21.1	Subsidiaries
23.1	Independent Auditors’ Consent
24.1	Power of Attorney (see Page 68)
99.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*
Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Registration Statement on Form S-1 (Registration Statement 333-68934), which the Securities and Exchange Commission declared effective on December 12, 2001.

†
Certain information in these exhibits has been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under 17 C.F.R. Sections 200.80(b)(4), 200.83 and 230.46.

1