Form 10-Q
period 2002-12-31
NASSDA CORP
filed 2003-02-14
CIK 1157624

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                      to

Commission file number: 000-33291

NASSDA CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	77-0494462
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2975 Scott Blvd., Suite 110, Santa Clara, CA 95054
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (408) 562-9168

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended).  Yes  ☒  No  ☐

At January 31, 2003, 25,474,593 shares of common stock of the registrant were outstanding.

NASSDA CORPORATION

PART I—FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

NASSDA CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31, 2002	September 30, 2002 (1)
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$42,730	$43,157
Short-term investments	38,096	35,295
Accounts receivable, net of allowances of $87 at December 31, 2002 and September 30, 2002	5,707	4,156
Prepaid expenses and other current assets	969	553
Deferred income taxes	2,314	2,050

Total current assets	89,816	85,211
Property and equipment, net	772	784
Other assets	708	727

Total assets	$91,296	$86,722

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$391	$555
Accrued liabilities	5,257	6,994
Deferred revenue	7,837	6,065

Total current liabilities	13,485	13,614
Long-term liabilities	2	54

Total liabilities	13,487	13,668

Stockholders’ equity:
Common stock, par value $0.001: 110,000,000 shares authorized; 25,387,261 and 24,935,036 shares outstanding at December 31, 2002 and September 30, 2002, respectively	25	25
Additional paid-in capital	68,852	66,378
Deferred stock-based compensation	(1,960)	(2,208)
Accumulated other comprehensive income	16	6
Retained earnings	10,876	8,853

Total stockholders’ equity	77,809	73,054

Total liabilities and stockholders’ equity	$91,296	$86,722

(1)	Derived from the audited consolidated balance sheet of Nassda Corporation as of September 30, 2002.

See accompanying notes to condensed consolidated financial statements.

NASSDA CORPORATION

CONDENSED CONSOLIDATED INCOME STATEMENTS

(in thousands, except per share data)

	Three Months Ended December 31,
	2002	2001
	(unaudited)
Revenue:
Product	$4,632	$4,513
Subscription	3,748	1,590
Maintenance	1,955	989

Total revenue	10,335	7,092

Cost of revenue:
Product	66	80
Subscription	86	50
Maintenance	201	157

Total cost of revenue	353	287

Gross profit	9,982	6,805

Operating expenses:
Research and development	1,529	1,311
Sales and marketing	2,876	2,118
General and administrative	2,464	1,665
Stock-based compensation*	248	252

Total operating expenses	7,117	5,346

Income from operations	2,865	1,459
Interest income	268	119
Other income (expense), net	(20)	(3)

Income before taxes	3,113	1,575
Provision for taxes	(1,090)	(554)

Net income	$2,023	$1,021

Earnings per share:
Basic	$0.08	$0.09

Diluted	$0.07	$0.04

Shares used in computing earnings per share:
Basic	24,363	11,770

Diluted	28,923	23,943

*Stock-based compensation includes:
Research and development	$107	$107
Sales and marketing	83	87
General and administrative	58	58

Total	$248	$252

See accompanying notes to condensed consolidated financial statements.

NASSDA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended December 31,
	2002	2001
	(unaudited)
Operating activities
Net income	$2,023	$1,021
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	117	104
Stock-based compensation	248	252
Deferred income taxes	(252)	215
Changes in operating assets and liabilities:
Accounts receivable	(1,551)	18
Prepaid expenses and other current assets	(416)	450
Accounts payable	(164)	751
Accrued liabilities	(449)	221
Deferred revenue	1,772	(1,587)
Long-term liabilities	(52)	(1,244)

Net cash provided by operating activities	1,276	201

Investing activities
Purchase of short-term investments	(21,579)	(4,563)
Proceeds from maturity of short-term investments	18,795	3,468
Purchases of property and equipment	(105)	(125)

Net cash used in investing activities	(2,889)	(1,220)

Financing activities
Proceeds from issuance of common stock	1,186	49,573
Repurchase of common stock	—	(168)

Net cash provided by financing activities	1,186	49,405

Increase (decrease) in cash and cash equivalents	(427)	48,386
Cash and cash equivalents, beginning of period	43,157	5,655

Cash and cash equivalents, end of period	$42,730	$54,041

Supplemental disclosure of cash flow information
Cash paid for income taxes	$45	$988

Supplemental schedule of non-cash activities
Unrealized gain (loss) on short-term investments	$10	$(11)

Deferred stock-based compensation (reversal)	$—	$(188)

Income tax benefit from employee stock transactions	$1,288	$—

See accompanying notes to condensed consolidated financial statements.

NASSDA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The Company

The interim condensed consolidated financial statements included herein have been prepared by Nassda Corporation, without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The interim consolidated financial statements reflect, in the opinion of management, all adjustments necessary (consisting only of normal recurring adjustments) to present a fair statement of results for the interim periods presented. The operating results for any interim period are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2003. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2002.

Use of Estimates

The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the interim condensed consolidated financial statements and the reported amounts revenues and expenses during the reporting period. Actual results could differ from these estimates.

2. Initial Public Offering

We commenced our initial public offering in which we sold five million shares of common stock at $11.00 per share in December 2001. The net proceeds we received from this offering after deducting underwriting discounts and offering expenses were approximately $49.6 million. All outstanding shares of preferred stock were automatically converted into common stock on a share for share basis immediately prior to the first closing of the sale of the first five million shares in the initial public offering. Our common stock began trading on the Nasdaq National Market on December 13, 2001.

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

During the three months ended December 31, 2002 and 2001, we had securities outstanding that could potentially dilute basic earnings per share in the future, but these securities were excluded in the computation of diluted earnings per share in such periods as their effect would have been antidilutive. At December 31, 2002 and 2001, weighted average options to purchase 965,000 and 40,000 shares of common stock with a weighted average exercise price of $11.80 and $11.00, respectively, were excluded from the diluted net income per share computation.

The following table is a reconciliation of the numerators and denominators used in computing basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended December 31,
	2002	2001
Net income (numerator):	$2,023	$1,021

Shares (denominator):
Weighted average common shares outstanding	25,181	14,556
Weighted average common shares subject to repurchase	(818)	(2,786)

Shares used in basic computation	24,363	11,770
Weighted average common shares subject to repurchase	818	2,786
Common shares issuable upon exercise of stock options (treasury stock method)	3,742	4,169
Convertible preferred stock	—	5,218

Shares used in diluted computation	28,923	23,943

Basic earnings per share	$0.08	$0.09

Diluted earnings per share	$0.07	$0.04

4. Comprehensive Income

The components of comprehensive income, net of tax, were as follows (in thousands):

	Three Months Ended December 31,
	2002	2001
Net income	$2,023	$1,021
Unrealized gain (loss) on investments	10	(11)

Comprehensive Income	$2,033	$1,010

5. Bonuses and Management Compensation

During fiscal 2001, we accrued bonuses of $3.7 million earned by our employees. We paid approximately $2.0 million of these bonuses during fiscal 2002, with the majority of the amount paid in the first quarter of fiscal 2002. In the first quarter of fiscal 2003, we paid $1.2 million of these bonuses with the remainder to be paid ratably over the balance of fiscal 2003. Employees whose employment by us terminates prior to the applicable payment date will receive the undistributed amounts on December 15, 2005.

During fiscal 2002, we accrued bonuses of $760,000 earned by our employees. We anticipate that approximately $709,000 of these bonuses will be paid during fiscal 2003 and the remaining $51,000 will be paid during the first quarter of fiscal 2004. In the first fiscal quarter of fiscal 2003, we paid $252,000 of these bonuses, with the remainder to be paid ratably over the balance of fiscal 2003 and the first quarter of 2004. As such, $51,000 have been classified as a long-term liability as of September 30, 2002. Employees whose employment by us terminates prior to the applicable payment date will receive the undistributed amounts on December 15, 2006.

In addition, our executive officers orally agreed that they would not receive their base salaries in fiscal 2002 and fiscal 2003. The total base salaries earned by these executive officers in fiscal 2001 were approximately $539,000. As a result of our significant bonus accruals in fiscal 2001 and fiscal 2002 and the foregone salaries in fiscal 2002 and fiscal 2003, our compensation expense in fiscal 2004 may not be consistent with compensation expense in fiscal 2001, fiscal 2002 or fiscal 2003.

6. Lease Commitments

We lease our facilities under various noncancelable operating leases, which expire beginning in February 2003. Rent expense was $365,000 in fiscal 2001 and $600,000 in fiscal 2002. As of September 30, 2002, the aggregate future noncancelable minimum rentals or operating leases are as follows (in thousands):

Year Ending September 30,
2003	$417
2004	16
2005	2

$435

In December 2002, we entered into a three-year operating lease beginning in February 2003. The lease is for our primary business operation. The future minimum lease obligations related to this lease are $982,000.

7. Contingencies

Synopsys has filed claims against us in state and federal court. These claims are based on the alleged facts and circumstances relating to the departure of our five founders from their employment at Synopsys, the founding of our company and the development and sale of HSIM and our other products. Each of our founders and Dr. Sang S. Wang, our Chief Executive Officer, became an employee of Synopsys when Synopsys acquired EPIC Design Technology in February 1997. Dr. Wang resigned from Synopsys in March 1998 and served as a consultant to Synopsys until June 1998. Dr. An-Chang Deng, our President, and our four other founders resigned from Synopsys at approximately the same time in August 1998 and became employees of our company immediately thereafter. Dr. Wang became an employee of our company in April 1999. None of Drs. Wang or Deng or our four other founders was subject to a noncompetition agreement with Synopsys at any time.

In February 2000, Synopsys filed a complaint in the Superior Court of the State of California in the County of Santa Clara (Case No. CV787950) against us and Dr. Deng, our President. The complaint alleged breach of contract, breach of fiduciary trust, diversion of corporate opportunity and constructive trust. In September 2001, Synopsys filed its second amended complaint, which added claims of inducing/aiding and abetting breach of fiduciary duty, including/aiding and abetting diversion of corporate opportunity, misappropriation of trade secrets, civil conspiracy, breach of confidence and unfair competition, and added as individual defendants Dr. Wang and our four other founders. In September 2002, Synopsys filed a supplemental second amended complaint that contained supplemental allegations but added no new claims or parties. In January 2003, the discovery referee issued orders creating rebuttable presumptions in favor of Synopsys on certain evidentiary issues to sanction us for erasure of certain computer files requested in discovery by Synopsys. These rulings mean that we must prove at trial that we did not take or use Synopsys’ source code or other confidential information, rather than the usual requirement that Synopsys provide such proof in the first instance. However, none of these rulings resolves any of the claims made by Synopsys in the case and the trial judge or jury can reach their own conclusions based upon the evidence presented at trial. We have filed a motion for reconsideration of this order. In January 2003, Synopsys filed a third amended complaint, which contained supplemental allegations but added no new claims or parties. This action is currently in discovery. Synopsys has requested unspecified damages of at least $25 million, an injunction, a constructive trust on unspecified intellectual property belonging to us and other relief. A trial date has not yet been set.

We believe that we have meritorious defenses to Synopsys’ allegations and claims and we intend to continue to defend ourselves vigorously. However, because of the inherent uncertainty of litigation in general, and the fact that the discovery related to this litigation is ongoing, we cannot assure you that we will ultimately prevail. Should Synopsys ultimately succeed in the prosecution of its claims, we could be permanently enjoined from selling our software and deriving related maintenance revenue. In addition, we could be required to pay substantial monetary damages to Synopsys. Further, we could be enjoined preliminarily from selling our software during the course of the litigation. Litigation such as the suit Synopsys has brought against us can take years to resolve and can be expensive to defend. Although the final outcome of the litigation may not occur for some time, the parties periodically conduct evidence gathering, meet to discuss the status of the litigation and file motions and other requests for the court to act. The results of these periodic activities, particularly the court’s decisions on current pending and future motions, could have the effect of determining the ultimate outcome of the litigation, either for or against us, prior to a trial on the merits, or strengthen or weaken our ability to assert claims and defenses. For example, in November 2001, the court denied a motion brought by Synopsys for injunctive relief that, if granted, could have prevented us from selling our products. If any of Synopsys’ motions ultimately prevail, our ability to defend ourselves against the claims brought against us in this litigation could be severely limited. It is possible that our relationships with our customers will be seriously harmed in the future as a result of the Synopsys litigation. Accordingly, an adverse judgment, if entered in favor of any Synopsys claim, could seriously harm our business, financial position and results of operations can cause our stock price to decline substantially. In addition, the Synopsys allegations and claims, even if ultimately determined to be without merit, could be time consuming to defend, result in costly litigation, divert our management’s attention and resources, cause product shipment delays or require us to enter into royalty or license agreements. These royalty or license agreements may not be available on terms acceptable to us, if at all, and the prosecution of the Synopsys allegations and claims could significantly harm our business, financial position and results of operations and cause our stock price to decline substantially.

In May 2001, Synopsys filed a complaint in the United States District Court, Northern District of California, San Jose division (Case No. CO1-20423 PVT) against us, alleging that our HSIM software infringes Synopsys U.S. Patent No. 5,878,053 entitled “Hierarchical Power Network Simulation and Analysis tool for reliability testing of Deep Submicron IC Designs” (the “‘053 patent”). Since the case began, Synopsys has also alleged that our subsequently released HSIM 2.0 and LEXSIM products, infringe the ‘053 patent. Synopsys has requested relief including damages from $4.1 million to $13.7 million and an injunction. Synopsys has also requested that any damage award be trebled for alleged willful infringement. In June 2001, we filed an answer to the complaint denying infringement of a valid, enforceable patent and asserting counterclaims. We have since amended our counterclaims. Our current counterclaims allege that, among other things, the ‘053 patent is invalid, unenforceable and not infringed and that Synopsys has violated federal antitrust and state unfair competition laws.

From time to time, the court has ruled on summary judgment motions in the case. In May 2002, the court granted summary judgment in favor of Synopsys on our invalidity defenses and counterclaims, concluding that they were barred by the doctrine of assignor estoppel. The court denied Synopsys’ motion with respect to our unenforceability defense and counterclaim. In November 2002, the court issued an order granting summary judgment in favor of Synopsys on certain antitrust counterclaims based on the doctrine of assignor estoppel. However, the court declined to rule on Synopsys’ motion with respect to our other antitrust and unfair competition counterclaims. In addition, the court issued a ruling construing the claims of the ‘053 patent in August 2002.

In September 2002, the U.S. Patent and Trademark Office granted our request for ex parte reexamination of the ‘053 patent based on prior art not previously considered by the Patent Office. We have moved to stay the federal litigation pending the outcome of the reexamination and the court granted our motion in December 2002. During the reexamination of the ‘053 patent, the Patent Office may determine that the subject matter in the patent is patentable as originally claimed, that the subject matter is patentable if the claims are modified or that the subject matter is not patentable. We cannot predict what the result of the reexamination procedure will be or how long it will take to complete.

Activity on several other summary judgment motions has been suspended because the court stayed the federal litigation. In November 2002, Synopsys filed three motions for summary judgment. The first motion asked the court to enter judgment before trial that Nassda’s products infringe the ‘053 patent. The second motion asked the court to rule before trial against us on our defense that the ‘053 patent is unenforceable because Synopsys committed inequitable in obtaining the patent. We submitted oppositions to both of these motions. Synopsys’ third motion asked the court to rule before trial against us on our remaining antitrust counterclaims. Because of the court’s prior rulings against us on our other antitrust counterclaims, we did not oppose this motion. In November 2002, we also filed a summary judgment motion, which asked the court to enter judgment before trial that our products do not infringe the ‘053 patent. Synopsys opposed this motion. The Court issued its order staying the federal litigation before the parties’ reply briefs were due.

We believe we have meritorious defenses to Synopsys’ claims and intend to defend ourselves vigorously. However, because of the high degree of complexity of the intellectual property at issue, the inherent uncertainties of litigation in general and the preliminary nature of this litigation, we cannot assure you that we will ultimately prevail. Should Synopsys ultimately succeed in the prosecution of its claims, we could be permanently enjoined from selling our software and deriving related maintenance revenue. In addition, we may be required to pay substantial monetary damages to Synopsys. Further, we could be enjoined preliminarily from selling our software during the course of the litigation. Litigation such as the suit Synopsys has brought against us can take years to resolve and can be expensive to defend. The court’s decisions on current pending and future motions could have the effect of determining the ultimate outcome of the litigation prior to a trial on the merits, or strengthen or weaken our ability to assert claims and defenses. It is possible that our relationships with our customers will be seriously harmed in the future as a result of the Synopsys litigation. Accordingly, an adverse judgment, if entered on any Synopsys claim, could seriously harm our business, financial position and results of operations and cause our stock price to decline substantially. In addition, the Synopsys allegations and claims, even if ultimately determined to be without merit, could be time consuming to defend, result in costly litigation, divert our management’s attention and resources, cause product shipment delays or require us to enter into royalty or license agreements. These royalty or license agreements may not be available on terms acceptable to us, if at all, and the prosecution of the Synopsys allegations and claims could significantly harm our business, financial position and results of operations and cause our stock price to decline substantially.

8. Recent Accounting Pronouncements

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Assets to Be Disposed of. We adopted SFAS No. 144 for fiscal 2003 beginning October 1, 2002. The adoption of SFAS No. 144 had no impact on our financial position, results of operations or cash flows.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years ending after December 15, 2002. We intend to adopt the disclosure provisions of SFAS No. 148 for the quarterly period beginning on January 1, 2003. We do not expect to change to the fair value based method of accounting for stock-based employee compensation; therefore, the adoption of SFAS No. 148 is not expected to have an impact on our financial position, results of operation or cash flows.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q, including the sections titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Litigation,” contains forward-looking statements. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements. In some cases you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. Forward looking statements include, but are not limited to: the statements under “Overview––Quarterly Fluctuations” regarding the impact of quarterly fluctuations of revenues on us; the statements under “Overview––Revenue Recognition” regarding the recognition of future revenue from the sale of our products; the statements in the second paragraph under “Results of Operations––Revenues” regarding international sales as a percentage of total revenue; the statements under “Results of Operations—Research and Development” regarding the hiring of new personnel; the statement under “Results of Operations—General and Administrative” regarding the increases in expenditure due to legal fees; the statements in the last paragraph under “Liquidity and Capital Resources” concerning the anticipated spending for capital additions for the remainder of fiscal 2003, the sufficiency of our available resources to meet cash requirements and the factors which will determine our future cash requirements; and the statements in “Factors Affecting Future Operating Results.” These statements are only predictions and you should not place undue reliance on these statements. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various factors including those discussed in “Factors Affecting Future Operating Results” below.

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

Our fiscal year ends on September 30. Throughout this report we refer to the fiscal year ended September 30, 2002 as fiscal 2002, the fiscal year ending September 30, 2003 as fiscal 2003 and so on.

Sources of Revenue

We derive all of our revenue from software licensing and maintenance fees. To date, we have derived substantially all of this revenue from the licensing and support of HSIM. We expect that revenue from HSIM will continue to account for a substantial majority of our revenue in fiscal 2003. We do not expect LEXSIM or CRITIC to account for any meaningful percentage of our total revenue until the second half of fiscal 2003. Our software does not require customization and generally does not require on-site implementation services. As a result, we have not generated any professional service or consulting revenue. We do not consider backlog to be a meaningful measure of future revenue because our customers can generally cancel orders without penalty.

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

Quarterly Fluctuations

While we have increased product, subscription and maintenance revenue in recent quarters, we believe seasonal factors in our business may cause both the total revenue and each of the components to fluctuate from quarter to quarter. These seasonal factors include patterns in the capital budgeting, purchasing cycles of our current and prospective customers, timing of the renewals of time-based licenses and maintenance, and payment terms which may impact the timing of revenue recognition. Further, commissions represent a significant portion of our sales force compensation, which is structured to encourage sales closures prior to fiscal year end. As a result, we expect that sales efforts will intensify in the fourth fiscal quarter, which could result in our revenue being flat or slightly lower in the first quarter of the subsequent fiscal year.

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

Operating Expenses

Since our inception in August 1998, we have incurred substantial costs to develop our technology and products, recruit and train personnel for our engineering, sales and marketing and technical support departments and establish an administrative organization. We anticipate that our operating expenses will increase substantially in the future as we fund more research and development projects, increase our sales and marketing operations both domestically and internationally, develop new sales channels, broaden our technical support and improve our operational and financial systems. Our increased operating expenses will result primarily from higher headcount in all areas, and we expect our headcount to double over the next 18 to 24 months. In fiscal 2001, fiscal 2002 and the three months ended December 31, 2002, legal fees and other expenses related to our litigation with Synopsys were $1.0 million, $5.6 million and $2.0 million, respectively. We also expect the cost of the Synopsys litigation to increase as we continue to defend ourselves vigorously and the lawsuits move toward trial. Additionally, we also expect costs related to being a public company, such as directors’ and officers’ liabilities insurance, professional fees and various filing fees to increase our general and administrative expenses. We believe that our operating expenses will continue to grow in absolute dollars in future periods although the rate of growth in expenses from period to period may vary. We expect that as a percent of revenue, operating expenses will not decline significantly, if at all. We will need to generate significant revenue in the future to maintain profitability.

To increase market share in international locations and better serve our customers, we plan to further expand our international operations. As a result of these investments in our international operations, we may experience an increase in cost of sales and other operating expenses disproportionate to revenue from those operations. For the three months ended December 31, 2002, we opened direct sales and support offices in India.

In fiscal 2002, we accrued bonuses of an aggregate of $760,000 earned by our employees for their services in fiscal 2002. These bonuses will be paid over time on specified schedules. We paid $252,000 of these bonuses during the three months ended December 31, 2002. If an employee who provided services to us in fiscal 2002 is not employed by us on the scheduled date of a given bonus payment, we will not pay the amounts due to that employee until December 15, 2006. In addition, our executive officers orally agreed that they will not receive their base salaries in fiscal 2002 and fiscal 2003. As a result of our significant bonus accruals in fiscal 2001 and fiscal 2002 and the foregone salaries in fiscal 2002 and fiscal 2003, our compensation expense in fiscal 2004 may not be consistent with compensation expense in fiscal 2001, fiscal 2002 or fiscal 2003.

Stock-Based Compensation

We recorded deferred stock-based compensation of $2.5 million in connection with stock option grants in fiscal 2001 and did not record any deferred stock-based compensation in fiscal 2002 or in the three months ended December 31, 2002. We have been amortizing this stock-based compensation over the vesting period of the related options, which is generally four years. We amortized $2.4 million and $1.0 million of stock-based compensation in fiscal 2001 and fiscal 2002, respectively. During the three months ended December 31, 2002, we recognized aggregate stock-based compensation expense of approximately $248,000. We expect aggregate stock-based compensation expense of approximately $745,000 during the remainder of fiscal 2003, approximately $908,000 during fiscal 2004 and approximately $307,000 during fiscal 2005.

Foreign Currency Transactions

Our revenue is generally denominated in United States dollars; however, our operating expenses in international locations are denominated in local currencies. Historically, our exposure to foreign exchange fluctuations has been minimal; however, as our international sales and operations expand and the United States dollars continue to weaken, we anticipate that our exposure to risks associated with foreign currency fluctuations will increase.

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

Vendor specific objective evidence exists for maintenance on perpetual licenses based on renewal rates. Our customers generally purchase the first year of maintenance when they purchase a perpetual license, so we use the residual method to determine the allocation of revenue to the license portion of multiple element arrangements involving perpetual licenses. Therefore, we recognize revenue from perpetual licenses upon delivery if all other revenue recognition criteria have been met. Because we bundle both the license and maintenance into our agreements for time-based licenses for the entire term, vendor specific objective evidence does not exist for each element of the arrangement. Therefore, we recognize subscription revenue from time-based licenses ratably over the period of the license. Maintenance revenue is derived from the annual maintenance contracts that are purchased by perpetual licensees. We generally recognize revenue from maintenance ratably over the maintenance period, which is typically one year.

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

Sales Commission Accrual and Expenses

Sales commissions are earned and paid to our sales force for each order received, shipped and collected. Based on our policies, we pay a portion of the sales commissions based on both bookings and collections and the commission rate varies depending on each sales person’s ability to attain his or her annual quota. Commission rates increase as the sales person achieves a certain percentage of his or her annual quota. We determine an estimated average annual commission rate during the first three fiscal quarters for purposes of accruing commissions. We adjust the balance of the commission accrual and the actual commission expense at the end of each fiscal year based on each sales person’s actual commission rates.

Results of Operations

The following table sets forth the results of our operations expressed as a percent of total revenue. Our historical operating results are not necessarily indicative of the results for any future period.

	Three Months Ended December 31,
	2002	2001
Revenue:
Product	44.8%	63.6%
Subscription	36.3	22.4
Maintenance	18.9	14.0

Total revenue	100.0	100.0

Cost of revenue:
Product	0.6	1.1
Subscription	0.8	0.7
Maintenance	2.0	2.2

Gross profit	96.6	96.0

Operating expenses:
Research and development	14.8	18.5
Sales and marketing	27.8	29.9
General and administrative	23.9	23.5
Stock-based compensation	2.4	3.5

Total operating expenses	68.9	75.4

Income from operations	27.7	20.6
Interest income	2.6	1.6
Other income (expense), net	(0.2)	(0.0)

Income before taxes	30.1	22.2
Provision for taxes	(10.5)	(7.8)

Net income	19.6%	14.4%

Revenue

Total Revenue. Our revenue consists of product, subscription and maintenance revenue. Total revenue increased by 45.7%, or $3.2 million, to $10.3 million in the three months ended December 31, 2002 from $7.1 million for the three months ended December 31, 2001. This increase was attributable to an increase in our end user base resulting in growth in subscription and maintenance revenue, as well as additional sales to our existing end users.

Revenue from sales outside of North America accounted for 39.4% and 49.0% of total revenue for the three months ended December 31, 2002 and 2001, respectively. The percent of total revenue from outside of North America decreased due to domestic revenue growing at a faster rate than revenue from outside of North America as we penetrated into more domestic major accounts. Revenue from Japan was 14.2% and 31.5% of our total revenue in the three months ended December 31, 2002 and 2001, respectively. No other country outside North America accounted for more than 10% of our total revenue in either of these periods. We expect that revenue from sales outside of North America will continue to account for a significant portion of our total revenue in the future.

Marubeni Solutions, our exclusive distributor for Japan, accounted for approximately 14.2% and 31.5% of our total revenue for the three months ended December 31, 2002 and 2001, respectively. Broadcom Corporation accounted for 17.9% of our total revenue for the three months ended December 31, 2002. No other direct customer or distributor accounted for more than 10% of our total revenue during either of these periods.

Deferred revenue includes perpetual license fees for which all of the revenue recognition criteria had not been met, time-based license fees that have been invoiced and due for which we recognize revenue ratably over the term of the license period, and maintenance fees on perpetual licenses for which we also recognize revenue ratably over the term of the maintenance period. Our deferred revenue increased to $7.8 million as of December 31, 2002 from $6.1 million as of September 30, 2002 and increased from $2.9 million as of December 31, 2001. The increase in deferred revenue was primarily attributable to increases in both deferred time-based license fees and maintenance revenue as more time-based license fees and maintenance contracts were invoiced than recognized as revenue. We expect deferred revenue to fluctuate from quarter to quarter due to the timing of renewals of time-based licenses and maintenance and their respective payment terms. Additionally, deferred revenue may not increase if more customers prefer quarterly payments for time-based licenses and maintenance.

Product Revenue. Product revenue increased by 2.6%, or $119,000, to $4.6 million for the three months ended December 31, 2002 from $4.5 million for the three months ended December 31, 2001. This increase was primarily due to an increase in our perpetual license user base, as well as additional perpetual license purchases from our existing end users. During the three months ended December 31, 2002, a customer canceled certain time-based licenses under which $1.6 million would have been received and recognized as subscription revenue over the next 12 months and purchased perpetual licenses (with two years of maintenance) for a total payment of $1.3 million. The accounting effect of this agreement was to recognize $936,000 of product revenue in the three months ended December 31, 2002. As a percent of total revenue, product revenue decreased to 44.8% for the three months ended December 31, 2002 from 63.6% for the three months ended December 31, 2001, as the growth rate in sales of perpetual licenses was outpaced by growth in time-based licenses.

Subscription Revenue. Subscription revenue increased by 135.7%, or $2.1 million, to $3.7 million for the three months ended December 31, 2002 from $1.6 million for the three months ended December 31, 2001. This increase was primarily due to new customers purchasing time-based licenses, as well as existing customers purchasing additional time-based licenses and renewing their existing time-based licenses. As a percent of total revenue, subscription revenue rose to 36.3% for the three months ended December 31, 2002 from 22.4% for the three months ended December 31, 2001. We expect time-based licenses to account for an increasing percent of total revenue in the future.

Maintenance Revenue. Maintenance revenue increased by 97.7%, or $966,000, to $2.0 million for the three months ended December 31, 2002 from $989,000 for the three months ended December 31, 2001. The increase in maintenance revenue was due to the increase in the number of perpetual licenses in the installed base. As a percent of total revenue, maintenance revenue increased to 18.9% for the three months ended December 31, 2002 from 14.0% for the three months ended December 31, 2001. We expect maintenance revenue to vary as a percent of total revenue based on the growth rate of product revenue relative to subscription revenue and the number of customers renewing annual maintenance. If maintenance revenue increases as a percent of total revenue, our gross profit as a percent of total revenue, or gross margin, may decrease because of lower margins on maintenance revenue due to incremental maintenance support costs.

Cost of Revenue

Cost of Product Revenue. Cost of product revenue consists primarily of royalties due from us to a third-party under an original equipment manufacturer arrangement. We incur only minimal costs to deliver our software as the product and documentation are primarily sent electronically. Our cost of product revenue decreased by 17.5%, or $14,000, to $66,000 for the three months ended December 31, 2002 from $80,000 for the three months ended December 31, 2001 due to a decrease in the sublicensing of third-party products. As a percent of total revenue, the cost of product revenue decreased to 0.6% for the three months ended December 31, 2002 from 1.1% for the three months ended December 31, 2001. We expect the cost of product revenue as a percent of total revenue to vary based on the sales of third-party products.

Cost of Subscription Revenue. Cost of subscription revenue consists primarily of personnel and allocated overhead expenses for support of time-based licenses. Our cost of subscription revenue increased by 72.0%, or $36,000, to $86,000 for the three months ended December 31, 2002 from $50,000 for the three months ended December 31, 2001. The increase in cost of subscription revenue was primarily due to the personnel and other costs associated with the support of a larger number of time-based licenses. As a percent of total revenue, the cost of subscription revenue increased slightly to 0.8% for the three months ended December 31, 2002 from 0.7% for the three months ended December 31, 2001. We expect the absolute dollar amount of the cost of subscription revenue to increase over the next 12 months.

Cost of Maintenance Revenue. Cost of maintenance revenue consists primarily of personnel and other expenses related to providing maintenance support to our customers who purchase perpetual licenses. Our cost of maintenance revenue increased by 28.0%, or $44,000, to $201,000 for the three months ended December 31, 2002 from $157,000 for the three months ended December 31, 2001. The increase in cost of maintenance revenue was primarily due to increased hiring of dedicated support personnel to provide support to a growing installed user base. As a percent of total revenue, the cost of maintenance revenue decreased slightly to 2.0% for the three months ended December 31, 2002 from 2.2% for the three months ended December 31, 2001. We expect that the absolute dollar amount of cost of maintenance revenue will grow in the next 12 months as we continue to increase support for our growing base of domestic and international customers.

Operating Expenses

Research and Development. Research and development expenses consist of engineering costs to develop new products, enhance existing products and perform quality assurance activities. Our research and development expenses increased by 16.6%, or $218,000, to $1.5 million for the three months ended December 31, 2002 from $1.3 million for the three months ended December 31, 2001. The increase in research and development expenses was primarily due to the hiring of additional research and development personnel, partially offset by decreases in compensation. Research and development headcount increased to 42 at December 31, 2002 from 33 at December 31, 2001. As a percent of total revenue, research and development expenses decreased to 14.8% in the three months ended December 31, 2002 from 18.5% in the three months ended December 31, 2001. The decreases in research and development expenses as a percent of total revenue occurred because the growth rate of total revenue exceeded the growth rate of research and development expenses. We anticipate that research and development expenses will continue to increase in absolute dollars in the future.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions, travel, promotional and advertising costs. Our sales and marketing expenses increased by 35.8%, or $758,000, to $2.9 million for the three months ended December 31, 2002 from $2.1 million for the three months ended December 31, 2001. The absolute dollar increases in sales and marketing expenses were primarily due to the hiring of additional sales, application engineering and marketing personnel which increased to 49 at December 31, 2002 from 37 at December 31, 2001 and, to a lesser extent, increased trade show and other marketing activities and the expansion of our sales offices. As a percent of total revenue, sales and marketing expenses decreased to 27.8% in the three months ended December 31, 2002 from 29.9% in the three months ended December 31, 2001. The decreases in sales and marketing expenses as a percent of revenue occurred because the growth rates of total revenue exceeded the growth rates of sales and marketing expenses. We expect that sales and marketing expenses will continue to increase in absolute dollars in future periods.

General and Administrative. General and administrative expenses represent corporate, finance, human resource, administrative, legal and consulting expenses. Our general and administrative expenses increased by 48.0%, or $799,000, to $2.5 million for the three months ended December 31, 2002 from $1.7 million for the three months ended December 31, 2001. As a percent of total revenue, general and administrative expenses increased slightly to 23.9% for the three months ended December 31, 2002 from 23.5% for the three months ended December 31, 2001. The increase in general and administrative expenses was primarily due to legal fees. General and administrative headcount increased to 10 at December 31, 2002 from nine at December 31, 2001. We expect that general and administrative expenses will continue to increase in absolute dollars from our support of our future operations, as well as from increased legal fees, directors and officers insurance and the costs of public company compliance reporting.

Stock-Based Compensation. Stock-based compensation expense remained relatively unchanged and was $248,000 for the three months ended December 31, 2002 as compared to $252,000 for the three months ended December 31, 2001. As a percent of total revenue, stock-based compensation expense decreased to 2.4% for the three months ended December 31, 2002 from 3.5% for the three months ended December 31, 2001 due to increased total revenue.

Interest Income

Interest income increased by 125.2%, or $149,000, to $268,000 for the three months ended December 31, 2002 from $119,000 for the three months ended December 31, 2001. Due to net proceeds from our initial public offering and increasing profitability and cash flow, cash balances increased, which resulted in increased interest income, despite lower interest rates. As a percent of total revenue, interest income increased to 2.6% for the three months ended December 31, 2002 from 1.6% for the three months ended December 31, 2001.

Other Income (Expense), Net

Our other income (expense), net increased to a net expense of $20,000 for the three months ended December 31, 2002 as compared to a net expense of $3,000. The increase was primarily due to foreign exchange losses as a result of a weaker United States dollar as compared to other foreign currencies.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through private sales of preferred stock for aggregate proceeds of $525,000 in September 1998 and for aggregate proceeds of $1.5 million in May 1999. We have also financed our operations through the sale of common stock to employees and cash generated from profits. On December 13, 2001, we commenced our initial public offering in which we sold five million shares of common stock at a price of $11.00 per share. In January 2002, our underwriters exercised their over-allotment option for an additional 750,000 shares of common stock at the same price. Total net proceeds after deducting underwriting discounts and offering expenses, including the exercise of the over-allotment option, were approximately $57.2 million.

As of December 31, 2002, we had cash, cash equivalents and short-term investments of $80.8 million and working capital of $76.3 million.

Net cash provided by operating activities was $1.3 million for the three months ended December 31, 2002 and $201,000 for the three months ended December 31, 2001. Net cash provided by operating activities for the three months ended December 31, 2002 resulted primarily from net income and an increase in deferred revenue, offset by decreases in accrued liabilities and increases in accounts receivable and prepaid expenses and other current assets. Net cash provided by operating activities for the three months ended December 31, 2001 resulted primarily from net income and increases in accounts payable, offset by decreases in deferred revenue and long-term liabilities.

Net cash used in investing activities was $2.9 million for the three months ended December 31, 2002 and $1.2 million for the three months ended December 31, 2001. In both periods, the increase primarily related to the purchase of investment securities with maturities of 91 days to one year.

Net cash provided by financing activities was $1.2 million for the three months ended December 31, 2002 and $49.4 million for the three months ended December 31, 2001. For the three months ended December 31, 2001, net cash provided by financing activities was primarily due to the net proceeds from the sale of five million shares of common stock in our December 2001 initial public offering. For the three months ended December 31, 2002, net cash provided by financing activities was from proceeds generated by stock option exercises and the employees stock purchase plan during the period.

Capital expenditures were approximately $105,000 for the three months ended December 31, 2002 and $125,000 for the three months ended December 31, 2001. Our capital expenditures consisted of purchases of computer equipment, software and office furniture and fixtures. We expect to invest approximately $1.0 million in the remainder of fiscal 2003 for similar assets.

As of December 31, 2002, we had no borrowings, lines of credit, outstanding equipment leases or lease lines.

We intend to continue to invest heavily in the development of new products and enhancements to existing products. We also intend to increase our sales and marketing operations. Our future liquidity and capital requirements will depend on numerous factors, including:

•	the amount and timing of revenue;

•	the extent to which our existing and new products gain market acceptance;

•	the extent to which customers continue to renew time-based licenses and maintenance;

•	the cost and timing of expansion of product research and development efforts, including such efforts outside North America, and the success of these development efforts;

•	the cost and timing of expansion of sales and marketing activities, including such activities outside North America; and

•	available borrowings under future credit arrangements, if any.

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

Lease Commitments

We lease our facilities under various noncancelable operating leases, which expire beginning in February 2003. Rent expense was $365,000 in fiscal 2001 and $600,000 in fiscal 2002. As of September 30, 2002, the aggregate future noncancelable minimum rentals or operating leases are as follows (in thousands):

Year Ending September 30,
2003	$417
2004	16
2005	2

$435

In December 2002, we entered into a three-year operating lease beginning in February 2003. The lease is for our primary business operation. The future minimum lease obligations related to this lease are $982,000.

Recent Accounting Pronouncements

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-

lived assets. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Assets to Be Disposed of. We adopted SFAS No. 144 for fiscal 2003 beginning October 1, 2002. The adoption of SFAS No. 144 had no impact on our financial position, results of operations or cash flows.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years ending after December 15, 2002. We intend to adopt the disclosure provisions of SFAS No. 148 for the quarterly period beginning on January 1, 2003. We do not expect to change to the fair value based method of accounting for stock-based employee compensation; and therefore, the adoption of SFAS No. 148 is not expected to have an impact on our financial position, results of operation or cash flows.

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

Synopsys has filed claims against us in state and federal court. These claims are based on the alleged facts and circumstances relating to the departure of our five founders from their employment at Synopsys, the founding of our company and the development and sale of HSIM and our other products. Each of our founders and Dr. Sang S. Wang, our Chief Executive Officer, became an employee of Synopsys when Synopsys acquired EPIC Design Technology in February 1997. Dr. Wang resigned from Synopsys in March 1998 and served as a consultant to Synopsys until June 1998. Dr. An-Chang Deng, our President, and our four other founders resigned from Synopsys at approximately the same time in August 1998 and became employees of our company immediately thereafter. Dr. Wang became an employee of our company in April 1999. None of Drs. Wang or Deng or our four other founders was subject to a noncompetition agreement with Synopsys at any time.

In February 2000, Synopsys filed a complaint in the Superior Court of the State of California in the County of Santa Clara (Case No. CV787950) against us and Dr. Deng, our President. The complaint alleged breach of contract, breach of fiduciary trust, diversion of corporate opportunity and constructive trust. In September 2001, Synopsys filed its second amended complaint, which added claims of inducing/aiding and abetting breach of fiduciary duty, including/aiding and abetting diversion of corporate opportunity, misappropriation of trade secrets, civil conspiracy, breach of confidence and unfair competition, and added as individual defendants Dr. Wang and our four other founders. In September 2002, Synopsys filed a supplemental second amended complaint that contained supplemental allegations but added no new claims or parties. In January 2003, the discovery referee issued orders creating rebuttable presumptions in favor of Synopsys on certain evidentiary issues to sanction us for erasure of certain computer files requested in discovery by Synopsys. These rulings mean that we must prove at trial that we did not take or use Synopsys’ source code or other confidential information, rather than the usual requirement that Synopsys provide such proof in the first instance. However, none of these rulings resolves any of the claims made by Synopsys in the case and the trial judge or jury can reach their own conclusions based upon the evidence presented at trial. We have filed a motion for reconsideration of this order. In January 2003, Synopsys filed a third amended complaint, which contained supplemental allegations but added no new claims or parties. This action is currently in discovery. Synopsys has requested unspecified damages of at least $25 million, an injunction, a constructive trust on unspecified intellectual property belonging to us and other relief. A trial date has not yet been set.

We believe that we have meritorious defenses to Synopsys’ allegations and claims and we intend to continue to defend ourselves vigorously. However, because of the inherent uncertainty of litigation in general, and the fact that the discovery related to this litigation is ongoing, we cannot assure you that we will ultimately prevail. Should Synopsys ultimately succeed in the prosecution of its claims, we could be permanently enjoined from selling our software and deriving related maintenance revenue. In addition, we could be required to pay substantial monetary damages to Synopsys. Further, we could be enjoined preliminarily from selling our software during the course of the litigation. Litigation such as the suit Synopsys has brought against us can take years to resolve and can be expensive to defend. Although the final outcome of the litigation may not occur for some time, the parties periodically conduct evidence gathering, meet to discuss the status of the litigation and file motions and other requests for the court to act. The results of these periodic activities, particularly the court’s decisions on current pending and future motions, could have the effect of determining the ultimate outcome of the litigation, either for or against us, prior to a trial on the merits, or strengthen or weaken our ability to assert claims and defenses. For example, in November 2001, the court denied a motion brought by Synopsys for injunctive relief that, if granted, could have prevented us from selling our products. If any of Synopsys’ motions ultimately prevail, our ability to defend ourselves against the claims brought against us in this litigation could be severely limited. It is possible that our relationships with our customers will be seriously harmed in the future as a result of the Synopsys litigation. Accordingly, an adverse judgment, if entered in favor of any Synopsys claim, could seriously harm our business, financial position and results of operations can cause our stock price to decline substantially. In addition, the Synopsys allegations and claims, even if ultimately determined to be without merit, could be time consuming to defend, result in costly litigation, divert our management’s attention and resources, cause product shipment delays or require us to enter into royalty or license agreements. These royalty or license agreements may not be available on terms acceptable to us, if at all, and the prosecution of the Synopsys allegations and claims could significantly harm our business, financial position and results of operations and cause our stock price to decline substantially.

In May 2001, Synopsys filed a complaint in the United States District Court, Northern District of California, San Jose division (Case No. CO1-20423 PVT) against us, alleging that our HSIM software infringes Synopsys U.S. Patent No. 5,878,053 entitled “Hierarchical Power Network Simulation and Analysis tool for reliability testing of Deep Submicron IC Designs” (the “‘053 patent”). Since the case began, Synopsys has also alleged that our subsequently released HSIM 2.0 and LEXSIM products, infringe the ‘053 patent. Synopsys has requested relief including damages from $4.1 million to $13.7 million and an injunction. Synopsys has also requested that any damage award be trebled for alleged willful infringement. In June 2001, we filed an answer to the complaint denying infringement of a valid, enforceable patent and asserting counterclaims. We have since amended our counterclaims. Our current counterclaims allege that, among other things, the ‘053 patent is invalid, unenforceable and not infringed and that Synopsys has violated federal antitrust and state unfair competition laws.

From time to time, the court has ruled on summary judgment motions in the case. In May 2002, the court granted summary judgment in favor of Synopsys on our invalidity defenses and counterclaims, concluding that they were barred by the doctrine of assignor estoppel. The court denied Synopsys’ motion with respect to our unenforceability defense and counterclaim. In November 2002, the court issued an order granting summary judgment in favor of Synopsys on certain antitrust counterclaims based on the doctrine of assignor estoppel. However, the court declined to rule on Synopsys’ motion with respect to our other antitrust and unfair competition counterclaims. In addition, the court issued a ruling construing the claims of the ‘053 patent in August 2002.

In September 2002, the U.S. Patent and Trademark Office granted our request for ex parte reexamination of the ‘053 patent based on prior art not previously considered by the Patent Office. We have moved to stay the federal litigation pending the outcome of the reexamination and the court granted our motion in December 2002. During the reexamination of the ‘053 patent, the Patent Office may determine that the subject matter in the patent is patentable as originally claimed, that the subject matter is patentable if the claims are modified or that the subject matter is not patentable. We cannot predict what the result of the reexamination procedure will be or how long it will take to complete.

Activity on several other summary judgment motions has been suspended because the court stayed the federal litigation. In November 2002, Synopsys filed three motions for summary judgment. The first motion asked the court to enter judgment before trial that Nassda’s products infringe the ‘053 patent. The second motion asked the court to rule before trial against us on our defense that the ‘053 patent is unenforceable because Synopsys committed inequitable in obtaining the patent. We submitted oppositions to both of these motions. Synopsys’ third motion asked the court to rule before trial against us on our remaining antitrust counterclaims. Because of the court’s prior rulings against us on our other antitrust counterclaims, we did not oppose this motion. In November 2002, we also filed a summary judgment motion, which asked the court to enter judgment before trial that our products do not infringe the ‘053 patent. Synopsys opposed this motion. The Court issued its order staying the federal litigation before the parties’ reply briefs were due.

We believe we have meritorious defenses to Synopsys’ claims and intend to defend ourselves vigorously. However, because of the high degree of complexity of the intellectual property at issue, the inherent uncertainties of litigation in general and the preliminary nature of this litigation, we cannot assure you that we will ultimately prevail. Should Synopsys ultimately succeed in the prosecution of its claims, we could be permanently enjoined from selling our software and deriving related maintenance revenue. In addition, we may be required to pay substantial monetary damages to Synopsys. Further, we could be enjoined preliminarily from selling our software during the course of the litigation. Litigation such as the suit Synopsys has brought against us can take years to resolve and can be expensive to defend. The court’s decisions on current pending and future motions could have the effect of determining the ultimate outcome of the litigation prior to a trial on the merits, or strengthen or weaken our ability to assert claims and defenses. It is possible that our relationships with our customers will be seriously harmed in the future as a result of the Synopsys litigation. Accordingly, an adverse judgment, if entered on any Synopsys claim, could seriously harm our business, financial position and results of operations and cause our stock price to decline substantially. In addition, the Synopsys allegations and claims, even if ultimately determined to be without merit, could be time consuming to defend, result in costly litigation, divert our management’s attention and resources, cause product shipment delays or require us to enter into royalty or license agreements. These royalty or license agreements may not be available on terms acceptable to us, if at all, and the prosecution of the Synopsys allegations and claims could significantly harm our business, financial position and results of operations and cause our stock price to decline substantially.

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

Our software is used to simulate and analyze complex nanometer-scale semiconductor designs. Our competitors in the electronics design automation industry who offer products that are used for other segments of the semiconductor design process often bundle their products together to offer discounts on products competitive with those we offer, making those products extremely attractive for our customers or potential customers to use. In addition, these competitors may not support our effort to integrate our software into their existing software. These competitors include such companies as Cadence Design Systems, Inc., Mentor Graphics Corporation and Synopsys. Since these competitors offer a more comprehensive range of products than we do, they are often able to respond more quickly or price more effectively to take advantage of new or changing opportunities and respond to new technologies and customer requirements. If we lose such opportunities to our competitors, our results of operations could be harmed significantly.

If we lose any of our key personnel, our ability to manage our business and continue our growth would be negatively impacted.

Our future success depends in part on our ability to enhance our existing products and achieve market acceptance of new, innovative products and technologies. Our software and technologies are complex and to successfully implement our business strategy and manage our business, an in depth understanding of circuit design and the physical behavior of complex nanometer-scale semiconductors is required. We depend substantially on the expertise of Sang S. Wang, our Chairman and Chief Executive Officer, and our existing engineering personnel, especially An-Chang Deng, our President, and our other founders: Walter Chan, Iouri Feinberg, Andrei Tcherniaev and Jeh-Fu Tuan. We do not have long-term employment agreements with our founders and the loss of the services of any of our key employees could adversely affect our business and slow our product development process. We do not maintain key person life insurance on any of our employees. Further, four of our executive officers have agreed to work without receiving salary during fiscal 2003. If any or all of these executive officers must be replaced, we would incur unexpected expenses relating to the payment of salaries to the replacement executive officers during fiscal 2003.

If we do not continue to expand our sales force and customer service and support organization, our revenue may not grow.

Approximately 75.6% of our total revenue in the three months ended December 31, 2002, 72.1% of our total revenue in fiscal 2002 and 61.2% of our total revenue in fiscal 2001 was from our direct sales efforts. Our software requires sophisticated sales efforts by experienced and knowledgeable personnel. Competition for these individuals is intense due to the limited number of people available with the necessary sales experience and technical understanding of electronic design automation products. Hiring customer service and support personnel is also very competitive in our industry due to the limited number of people available with the necessary technical skills. Our sales and support staff consisted of 47 persons as of December 31, 2002. If we are unable to successfully train and integrate sales and support personnel and continue to identify, hire, train and retain new qualified individuals, our revenue may not grow.

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

A majority of our sales outside North America and Europe are conducted through distributors. Sales by our distributors accounted for approximately 24.4% of our total revenue in the three months ended December 31, 2002, 27.9% of our total revenue in fiscal 2002 and 38.8% of our total revenue in fiscal 2001. We rely on Marubeni Solutions Corp. as the exclusive distributor of our software in Japan. Sales to Marubeni Solutions accounted for 14.2% of our total revenue in the three months ended December 31, 2002, 18.2% of our accounts receivable at December 31, 2002, 19.4% of our total revenue in fiscal 2002 and 23.0% of our accounts receivable at September 30, 2002. We cannot be certain that we will be able to attract distributors that market our software effectively or provide timely and cost effective user support and service. Further, our agreements with our distributors provide exclusive distribution rights, but do not obligate the distributor to purchase any amount of licenses of our software or sell licenses of our software. Consequently, one or more of our distributors may not continue to represent our software or devote a sufficient amount of effort and resources to selling our licenses of software in their territories. We may from time to time be forced to terminate relationships with distributors who do not maintain an appropriate level of sales. This could cause our sales in a given territory to decrease substantially or completely until a suitable replacement distributor can be found. In the past, we have terminated our relationships with certain distributors for poor performance. Even if we are successful in selling licenses of our software through new distributors, the rate of growth of our total revenue could be harmed if our existing distributors do not continue to sell licenses of our software or our new distributors are not quickly and effectively trained to sell licenses of and support our software.

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

We expect to experience seasonal fluctuations in our revenue due to:

•	capital budgeting and purchasing cycles of our customers;

•	economic incentives for our sales force; and

•	lengthening of the sales cycle due to limited resources as a result of layoffs by our customers, longer approval processes and summer holidays, particularly in Europe and Japan.

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

We released our second major product, LEXSIM, in May 2002 and our third product, CRITIC, in December 2002. To date, LEXSIM and CRITIC have accounted for an immaterial portion of our revenue. Even though we do not expect LEXSIM or CRITIC to account for a meaningful percentage of our total revenue until the second half of fiscal 2003, our future growth and profitability could be affected by our ability to increase sales of LEXSIM and CRITIC. Furthermore, marketing new products requires significant additional expenses and resources. If we fail to market LEXSIM and CRITIC successfully, our profitability may decline.

If we fail to enhance our circuit simulation and analysis software and develop and introduce new circuit simulation and analysis software on a timely basis, we may not be able to address the needs of our customers, our technology may become obsolete and our results of operations may be harmed.

The electronic design automation software market is characterized by rapid technological change, frequent new product introductions and enhancements, uncertain product life cycles, changes in user demands and evolving industry standards. The introduction of software embodying new technologies and the emergence of new industry standards can render existing software in the semiconductor design industry obsolete and unmarketable. For instance, if customers widely adopt new engineering languages to describe their semiconductor designs and our software fails to support those languages adequately, demand for our software will suffer. To be successful, we must devote a substantial amount of our resources to continue to enhance HSIM, keep pace with changes within our industry and develop and market new technologies. If our enhanced products or our future products and technologies do not achieve market acceptance, we may not be able to maintain our market share or recoup our development costs. As a result, our operating results would be harmed.

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

In order to penetrate international markets further, we must either expand the number of distributors who sell licenses of our software or increase our direct international sales presence. As we increase our direct international sales presence, our sales efforts may be delayed as we begin our local sales activities and we may incur higher personnel costs that may not result in additional revenue. These costs and the time to establish a local sales presence could harm our operating results. We may not realize corresponding growth in operating margins from growth in international sales due to the higher costs of these sales. We have increased our sales and support resources in Europe over the last 18 months and have established offices in France, Germany, United Kingdom and Israel. To date we have relied primarily on international distributors in Asia and have only recently begun to employ direct sales personnel in Singapore and India. Even if we expand our direct and indirect international selling efforts, our efforts may not create or increase international market demand for our software or generate revenue sufficient to recoup the cost of this expansion.

If we experience losses in the future, the market price of our common stock could decline.

Although we had net income for the past 13 quarters, we may incur losses in the future. In order to fund our growth and implement our strategies, we must continue to increase our investment in research and development, sales and marketing and other operations. As a result, we will need to generate significant revenue to maintain profitability. If we do not maintain profitability, the market price of our common stock may decline, perhaps substantially.

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

These royalty or licensing agreements may not be available on terms acceptable to us, if at all. A successful claim of product infringement against us or our failure to license the infringed or similar technology could adversely affect our business. We would not be able to sell licenses of the impacted software without exposing ourselves to litigation risk and damages or we may be required to redevelop the software and incur significant additional expense. Because we expect to derive substantially all of our revenue from HSIM in fiscal 2003, anything that would limit our ability to license HSIM would harm our business.

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

Customers outside North America accounted for 39.4% of our total revenue in the three months ended December 31, 2002, 42.0% of our total revenue in fiscal 2002 and 51.0% of our total revenue in fiscal 2001. We plan to increase our international sales activities, but we have limited experience marketing and directly licensing our software internationally.

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

In order to establish strategic relationships with semiconductor technology leaders and leading electronic design automation tool providers, we may need to expend significant resources and will need to commit a significant amount of management time and attention, with no guarantee of success. We may be unable to establish key industry strategic relationships if any of the following, among others, occur:

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

We recently experienced a period of rapid growth. Our total number of employees increased from 64 as of September 30, 2001 to 101 as of December 31, 2002. Our productivity and the quality of our software may be adversely affected if we do not integrate, train and motivate our new employees quickly and effectively. We also cannot be sure that our revenue will continue to grow at a sufficient rate to absorb the costs associated with the increased personnel.

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

We expect that a substantial majority of our revenue will continue to come from sales of HSIM in fiscal 2003. We depend on the growing use of circuit simulation and analysis software to design complex nanometer-scale semiconductors for use in portable consumer electronics, networking equipment and other applications. The market for complex nanometer-scale semiconductors may not grow if customers choose to use other types of semiconductors that might be more affordable or available with shorter time-to-market schedules. This could cause electronic equipment manufacturers to limit the number of new complex nanometer-scale semiconductors they design and would reduce their need for our software. If demand for our software were to decline, we may choose to lower the prices of our software or we may sell fewer licenses and have lower maintenance renewal rates. In addition, if equipment manufacturers do not widely adopt the use of complex nanometer-scale semiconductors or if there is a wide acceptance of alternative semiconductors that provide enhanced capabilities, the market price of our stock could decline due to our lower operating results or investors’ assessment that the growth potential for licenses of our software is limited.

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

Large electronic design automation vendors, such as Cadence Design Systems, Mentor Graphics or Synopsys, may acquire or establish cooperative relationships with our other current competitors, including private companies. For example, Synopsys acquired Avant! Corporation, a provider of a wide range of electronic design automation products, in June 2002. Because large electronic design automation vendors have significant financial and organizational resources, they may be able to further penetrate our markets by leveraging the technology and expertise of smaller companies and utilizing their own extensive distribution channels. We expect that the electronic design automation product industry will continue to consolidate. For example, Mentor Graphics completed a cash tender offer for IKOS Systems, Inc., a functional verification company, in March 2002 and for Innoveda, Inc., an electronic design automation company, in May 2002. Additionally, Cadence Design Systems completed its acquisitions of Plato Design Systems, Inc., a design technology company, in April 2002, Simplex Solutions, a provider of software and services for the design and verification of integrated circuits, in June 2002, and Celestry Design Technologies, Inc., a provider of silicon modeling and circuit simulation tools, in January 2003. It is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share, which would harm our business and financial prospects.

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

The securities markets have experienced extreme price and volume fluctuations recently and the market prices of the securities of technology companies have been especially volatile. This market volatility, as well as general economic or political conditions, could reduce the market price of our common stock regardless of our operating performance. In addition, our operating results could be below the expectations of investment analysts and investors and, in response, the market price of our common stock may decrease significantly and prevent investors from reselling their shares of our common stock at or above the price at which they purchased the shares. In the past, companies that have experienced volatility in the market price of their stock have been the subjects of securities class action litigation. If we were the subject of securities class action litigation, it could result in substantial costs, liabilities and a diversion of management’s attention and resources.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We develop products primarily in the United States and sell those products primarily in North America, Europe and Japan. Our revenue for sales outside of North America was approximately 39.4% in the three months ended December 31, 2002 and 49.0% in the three months ended December 31, 2001. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. As all of our sales are currently made in United States dollars, a strengthening of the United States dollar could make our software less competitive in foreign markets.

Our interest income is sensitive to changes in the general level of United States interest rates, particularly since the majority of our investments are in short-term instruments. We expect that our interest income will be negatively affected by recent declines in short-term interest rates. A sensitivity analysis assuming a hypothetical 10% movement in interest rates applied to our cash equivalent and short-term investments balances at December 31, 2002 would change interest income by approximately $100,000 on an annual basis. However, due to the nature of our short-term investments, we have concluded that we do not have material market risk exposure.

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

As of December 31, 2002, our cash, cash equivalents and short-term investments consisted primarily of demand deposits, money market funds and corporate notes held by large institutions in the United States and agency securities of the United States government.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Within the 90 days prior to the filing of this Quarterly Report on Form 10-Q (the “Evaluation Date”), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a- 14(c) and 15d-14(c) under the Exchange Act). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. It should be noted, however, that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

(b) Changes in internal controls.

Subsequent to the Evaluation Date, there have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their last evaluation.

PART I —OTHER INFORMATION

ITEM 1. Legal Proceedings

Litigation

Synopsys has filed claims against us in state and federal court. These claims are based on the alleged facts and circumstances relating to the departure of our five founders from their employment at Synopsys, the founding of our company and the development and sale of HSIM and our other products. Each of our founders and Dr. Sang S. Wang, our Chief Executive Officer, became an employee of Synopsys when Synopsys acquired EPIC Design Technology in February 1997. Dr. Wang resigned from Synopsys in March 1998 and served as a consultant to Synopsys until June 1998. Dr. An-Chang Deng, our President, and our four other founders resigned from Synopsys at approximately the same time in August 1998 and became employees of our company immediately thereafter. Dr. Wang became an employee of our company in April 1999. None of Drs. Wang or Deng or our four other founders was subject to a noncompetition agreement with Synopsys at any time.

In February 2000, Synopsys filed a complaint in the Superior Court of the State of California in the County of Santa Clara (Case No. CV787950) against us and Dr. Deng, our President. The complaint alleged breach of contract, breach of fiduciary trust, diversion of corporate opportunity and constructive trust. In September 2001, Synopsys filed its second amended complaint, which added claims of inducing/aiding and abetting breach of fiduciary duty, including/aiding and abetting diversion of corporate opportunity, misappropriation of trade secrets, civil conspiracy, breach of confidence and unfair competition, and added as individual defendants Dr. Wang and our four other founders. In September 2002, Synopsys filed a supplemental second amended complaint that contained supplemental allegations but added no new claims or parties. In January 2003, the discovery referee issued orders creating rebuttable presumptions in favor of Synopsys on certain evidentiary issues to sanction us for erasure of certain computer files requested in discovery by Synopsys. These rulings mean that we must prove at trial that we did not take or use Synopsys’ source code or other confidential information, rather than the usual requirement that Synopsys provide such proof in the first instance. However, none of these rulings resolves any of the claims made by Synopsys in the case and the trial judge or jury can reach their own conclusions based upon the evidence presented at trial. We have filed a motion for reconsideration of this order. In January 2003, Synopsys filed a third amended complaint, which contained supplemental allegations but added no new claims or parties. This action is currently in discovery. Synopsys has requested unspecified damages of at least $25 million, an injunction, a constructive trust on unspecified intellectual property belonging to us and other relief. A trial date has not yet been set.

We believe that we have meritorious defenses to Synopsys’ allegations and claims and we intend to continue to defend ourselves vigorously. However, because of the inherent uncertainty of litigation in general, and the fact that the discovery related to this litigation is ongoing, we cannot assure you that we will ultimately prevail. Should Synopsys ultimately succeed in the prosecution of its claims, we could be permanently enjoined from selling our software and deriving related maintenance revenue. In addition, we could be required to pay substantial monetary damages to Synopsys. Further, we could be enjoined preliminarily from selling our software during the course of the litigation. Litigation such as the suit Synopsys has brought against us can take years to resolve and can be expensive to defend. Although the final outcome of the litigation may not occur for some time, the parties periodically conduct evidence gathering, meet to discuss the status of the litigation and file motions and other requests for the court to act. The results of these periodic activities, particularly the court’s decisions on current pending and future motions, could have the effect of determining the ultimate outcome of the litigation, either for or against us, prior to a trial on the merits, or strengthen or weaken our ability to assert claims and defenses. For example, in November 2001, the court denied a motion brought by Synopsys for injunctive relief that, if granted, could have prevented us from selling our products. If any of Synopsys’ motions ultimately prevail, our ability to defend ourselves against the claims brought against us in this litigation could be severely limited. It is possible that our relationships with our customers will be seriously harmed in the future as a result of the Synopsys litigation. Accordingly, an adverse judgment, if entered in favor of any Synopsys claim, could seriously harm our business, financial position and results of operations can cause our stock price to decline substantially. In addition, the Synopsys allegations and claims, even if ultimately determined to be without merit, could be time consuming to defend, result in costly litigation, divert our management’s attention and resources, cause product shipment delays or require us to enter into royalty or license agreements. These royalty or license agreements may not be available on terms acceptable to us, if at all, and the prosecution of the Synopsys allegations and claims could significantly harm our business, financial position and results of operations and cause our stock price to decline substantially.

In May 2001, Synopsys filed a complaint in the United States District Court, Northern District of California, San Jose division (Case No. CO1-20423 PVT) against us, alleging that our HSIM software infringes Synopsys U.S. Patent No. 5,878,053 entitled “Hierarchical Power Network Simulation and Analysis tool for reliability testing of Deep Submicron IC Designs” (the “‘053 patent”). Since the case began, Synopsys has also alleged that our subsequently released HSIM 2.0 and LEXSIM products, infringe the ‘053 patent. Synopsys has requested relief including damages from $4.1 million to $13.7 million and an injunction. Synopsys has also requested that any damage award be trebled for alleged willful infringement. In June 2001, we filed an answer to the complaint denying infringement of a valid, enforceable patent and asserting counterclaims. We have since amended our counterclaims. Our current counterclaims allege that, among other things, the ‘053 patent is invalid, unenforceable and not infringed and that Synopsys has violated federal antitrust and state unfair competition laws.

From time to time, the court has ruled on summary judgment motions in the case. In May 2002, the court granted summary judgment in favor of Synopsys on our invalidity defenses and counterclaims, concluding that they were barred by the doctrine of assignor estoppel. The court denied Synopsys’ motion with respect to our unenforceability defense and counterclaim. In November 2002, the court issued an order granting summary judgment in favor of Synopsys on certain antitrust counterclaims based on the doctrine of assignor estoppel. However, the court declined to rule on Synopsys’ motion with respect to our other antitrust and unfair competition counterclaims. In addition, the court issued a ruling construing the claims of the ‘053 patent in August 2002.

In September 2002, the U.S. Patent and Trademark Office granted our request for ex parte reexamination of the ‘053 patent based on prior art not previously considered by the Patent Office. We have moved to stay the federal litigation pending the outcome of the reexamination and the court granted our motion in December 2002. During the reexamination of the ‘053 patent, the Patent Office may determine that the subject matter in the patent is patentable as originally claimed, that the subject matter is patentable if the claims are modified or that the subject matter is not patentable. We cannot predict what the result of the reexamination procedure will be or how long it will take to complete.

Activity on several other summary judgment motions has been suspended because the court stayed the federal litigation. In November 2002, Synopsys filed three motions for summary judgment. The first motion asked the court to enter judgment before trial that Nassda’s products infringe the ‘053 patent. The second motion asked the court to rule before trial against us on our defense that the ‘053 patent is unenforceable because Synopsys committed inequitable in obtaining the patent. We submitted oppositions to both of these motions. Synopsys’ third motion asked the court to rule before trial against us on our remaining antitrust counterclaims. Because of the court’s prior rulings against us on our other antitrust counterclaims, we did not oppose this motion. In November 2002, we also filed a summary judgment motion, which asked the court to enter judgment before trial that our products do not infringe the ‘053 patent. Synopsys opposed this motion. The Court issued its order staying the federal litigation before the parties’ reply briefs were due.

We believe we have meritorious defenses to Synopsys’ claims and intend to defend ourselves vigorously. However, because of the high degree of complexity of the intellectual property at issue, the inherent uncertainties of litigation in general and the preliminary nature of this litigation, we cannot assure you that we will ultimately prevail. Should Synopsys ultimately succeed in the prosecution of its claims, we could be permanently enjoined from selling our software and deriving related maintenance revenue. In addition, we may be required to pay substantial monetary damages to Synopsys. Further, we could be enjoined preliminarily from selling our software during the course of the litigation. Litigation such as the suit Synopsys has brought against us can take years to resolve and can be expensive to defend. The court’s decisions on current pending and future motions could have the effect of determining the ultimate outcome of the litigation prior to a trial on the merits, or strengthen or weaken our ability to assert claims and defenses. It is possible that our relationships with our customers will be seriously harmed in the future as a result of the Synopsys litigation. Accordingly, an adverse judgment, if entered on any Synopsys claim, could seriously harm our business, financial position and results of operations and cause our stock price to decline substantially. In addition, the Synopsys allegations and claims, even if ultimately determined to be without merit, could be time consuming to defend, result in costly litigation, divert our management’s attention and resources, cause product shipment delays or require us to enter into royalty or license agreements. These royalty or license agreements may not be available on terms acceptable to us, if at all, and the prosecution of the Synopsys allegations and claims could significantly harm our business, financial position and results of operations and cause our stock price to decline substantially.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit 10.9.1	Lease dated December 20, 2002 between the Registrant and San Tomas Properties, LLC for the premises located at Second Floor of 2650 San Tomas Expressway, Santa Clara, California

Exhibit 10.9.2	Addendum No. 1 to the Lease dated December 20, 2002 between the Registrant and San Tomas Properties, LLC

Exhibit 99.1	Certification of Chief Executive Officer and Chief Financial Officer

(b) Reports on Form 8-K

The Company did not file any reports on Form 8-K during the three months ended December 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NASSDA CORPORATION

By:	/s/ Sang S. Wang
Sang S. Wang Chief Executive Officer and Chairman (Principal Executive Officer)

By:	/s/ Tammy S. Liu
Tammy S. Liu Vice President of Finance and Administration and Chief Financial Officer (Principal Financial and Accounting Officer)

I, Sang S. Wang, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Nassda Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 13, 2003

/s/ Sang S. Wang
Sang S. Wang Chief Executive Officer and Chairman of the Board

I, Tammy S. Liu, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Nassda Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 13, 2003

/s/ Tammy S. Liu
Tammy S. Liu Chief Financial Officer and Vice President, Finance and Administration