Form 10-Q
period 2003-03-31
NASSDA CORP
filed 2003-05-15
CIK 1157624

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number: 000-33291

NASSDA CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	77-0494462
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2650 San Tomas Expressway, Santa Clara CA 95051-0953

(Address of Principal Executive Offices) (Zip Code)

Registrant’s telephone number, including area code: (408) 988-9988

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒  No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended).    Yes ☒  No ☐

At April 30, 2003, 25,662,486 shares of common stock of the Registrant were outstanding.

NASSDA CORPORATION

PART I—FINANCIAL INFORMATION

ITEM 1:	FINANCIAL STATEMENTS

NASSDA CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31, 2003	September 30, 2002 (1)
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$47,418	$43,157
Short-term investments	37,590	35,295
Accounts receivable, net of allowances $73 and $87 at March 31, 2003 and September 30, 2002, respectively	2,927	4,156
Prepaid expenses and other current assets	1,438	553
Deferred income taxes	2,405	2,050

Total current assets	91,778	85,211
Property and equipment, net	921	784
Other assets	638	727

Total assets	$93,337	$86,722

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$51	$555
Accrued liabilities	6,404	6,994
Deferred revenue	7,452	6,065

Total current liabilities	13,907	13,614
Long-term liabilities	119	54

Total liabilities	14,026	13,668

Stockholders’ equity:
Common stock, par value $0.001: 110,000,000 shares authorized; 25,512,938 and 24,935,036 shares outstanding at March 31, 2003 and September 30, 2002, respectively	25	25
Additional paid-in capital	69,089	66,378
Deferred stock-based compensation	(1,711)	(2,208)
Accumulated other comprehensive income	10	6
Retained earnings	11,898	8,853

Total stockholders’ equity	79,311	73,054

Total liabilities and stockholders’ equity	$93,337	$86,722

(1)	Derived from the audited consolidated balance sheet of Nassda Corporation as of September 30, 2002

See accompanying notes to condensed consolidated financial statements.

NASSDA CORPORATION

CONDENSED CONSOLIDATED INCOME STATEMENTS

(in thousands, except per share data)

	Three Months Ended March 31,		Six Months Ended March 31,
	2003	2002	2003	2002
	(unaudited)
Revenue:
Product	$3,211	$4,408	$7,843	$8,921
Subscription	3,443	2,450	7,191	4,040
Maintenance	2,145	1,163	4,100	2,152

Total revenue	8,799	8,021	19,134	15,113

Cost of revenue:
Product	63	55	129	135
Subscription	84	67	170	117
Maintenance	197	156	398	313

Total cost of revenue	344	278	697	565

Gross profit	8,455	7,743	18,437	14,548

Operating expenses:
Research and development	1,706	1,274	3,235	2,585
Sales and marketing	2,873	2,292	5,749	4,410
General and administrative	2,414	1,857	4,878	3,522
Stock-based compensation*	248	252	496	504

Total operating expenses	7,241	5,675	14,358	11,021

Income from operations	1,214	2,068	4,079	3,527
Interest income	256	216	524	335
Other income (expense), net	(10)	(2)	(30)	(5)

Income before taxes	1,460	2,282	4,573	3,857
Provision for taxes	(438)	(890)	(1,528)	(1,444)

Net income	$1,022	$1,392	$3,045	$2,413

Earnings per share:
Basic	$0.04	$0.06	$0.12	$0.14

Diluted	$0.04	$0.05	$0.11	$0.09

Shares used in computing earnings per share:
Basic	24,889	22,034	24,626	16,902

Diluted	28,487	28,977	28,705	26,460

* Stock-based compensation includes:
Research and development	$107	$107	$214	$214
Sales and marketing	83	87	166	174
General and administrative	58	58	116	116

Total	$248	$252	$496	$504

See accompanying notes to condensed consolidated financial statements.

NASSDA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended March 31,
	2003	2002
	(unaudited)
Operating activities
Net income	$3,045	$2,413
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	245	203
Stock-based compensation	496	504
Deferred income taxes	(273)	312
Changes in operating assets and liabilities:
Accounts receivable	1,229	(725)
Prepaid expenses and other current assets	(885)	162
Accounts payable	(504)	269
Accrued liabilities	797	1,147
Deferred revenue	1,387	(587)
Long-term liabilities	65	(1,399)

Net cash provided by operating activities	5,602	2,299

Investing activities
Purchase of short-term investments	(35,518)	(18,298)
Proceeds from maturity of short-term investments	33,234	13,565
Purchases of property and equipment	(382)	(161)
Other assets	(1)	41

Net cash used in investing activities	(2,667)	(4,853)

Financing activities
Proceeds from issuance of common stock	1,326	57,197
Repurchase of common stock	—	(168)

Net cash provided by financing activities	1,326	57,029

Increase in cash and cash equivalents	4,261	54,475
Cash and cash equivalents, beginning of period	43,157	5,655

Cash and cash equivalents, end of period	$47,418	$60,130

Supplemental disclosure of cash flow information
Cash paid for income taxes	$—	$1,139

Supplemental schedule of noncash activities
Unrealized gain/(loss) on short-term investments	$4	$(45)

Deferred stock-based compensation (reversal)	$—	$(189)

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

We commenced our initial public offering in which we sold five million shares of common stock at $11.00 per share in December 2001. The net proceeds we received from this offering after deducting underwriting discounts and offering expenses were approximately $49.6 million. All outstanding shares of preferred stock were automatically converted into common stock on a share for share basis immediately prior to the first closing of the sale of our comment stock in the initial public offering. Our common stock began trading on the Nasdaq National Market on December 13, 2001.

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

During the three and six months ended March 31, 2003, we had securities outstanding that could potentially dilute basic earnings per share in the future, but these securities were excluded in the computation

NASSDA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

of diluted earnings per share in such periods as their effect would have been antidilutive. At March 31, 2003, options to purchase 2.2 million shares of common stock with a weighted average exercise price of $9.95 per share were excluded from the diluted net income per share computation. We had no antidilutive shares during the three and six months ended March 31, 2002.

The following table is a reconciliation of the numerators and denominators used in computing basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended March 31,		Six Months Ended March 31,
	2003	2002	2003	2002
Net income (numerator):	$1,022	$1,392	$3,045	$2,413

Shares (denominator):
Weighted average common shares outstanding	25,473	24,258	25,327	19,407
Weighted average common shares subject to repurchase	(584)	(2,224)	(701)	(2,505)

Shares used in basic computation	24,889	22,034	24,626	16,902
Weighted average common shares subject to repurchase	584	2,224	701	2,505
Common shares issuable upon exercise of stock options (treasury stock method)	3,014	4,719	3,378	4,444
Convertible preferred stock	—	—	—	2,609

Shares used in diluted computation	28,487	28,977	28,705	26,460

Basic earnings per share	$0.04	$0.06	$0.12	$0.14

Diluted earnings per share	$0.04	$0.05	$0.11	$0.09

4.	Comprehensive Income

The components of comprehensive income, net of tax, were as follows (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2003	2002	2003	2002
Net income	$1,022	$1,392	$3,045	$2,413
Unrealized gain/ (loss) on investments	(6)	(34)	4	(45)

Comprehensive Income	$1,016	$1,358	$3,049	$2,368

5.	Bonus and Management Compensation

During fiscal 2001, we accrued bonuses of $3.7 million earned by our employees. We paid approximately $2.0 million of these bonuses during fiscal 2002, with the majority of the amount paid in the first quarter of fiscal 2002. In the first two quarters of fiscal 2003, we paid $1.4 million of these bonuses with the remainder to be paid ratably over the balance of fiscal 2003. Employees whose employment by us terminates prior to the applicable payment date will receive the undistributed amounts on December 15, 2005.

NASSDA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

During fiscal 2002, we accrued bonuses of $760,000 earned by our employees. We anticipate that approximately $709,000 of these bonuses will be paid during fiscal 2003 and the remaining $51,000 will be paid during the first quarter of fiscal 2004. In the first two fiscal quarters of fiscal 2003, we paid $413,000 of these bonuses, with the remainder to be paid ratably over the balance of fiscal 2003 and the first quarter of 2004. As of March 31, 2003, none of these bonuses was classified as a long-term liability. Employees whose employment by us terminates prior to the applicable payment date will receive the undistributed amounts on December 15, 2006.

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

We lease our facilities under various noncancelable operating leases, which expired beginning in February 2003. Rent expense was $365,000 in fiscal 2001 and $600,000 in fiscal 2002. As of September 30, 2002, the aggregate future noncancelable minimum rentals or operating leases are as follows (in thousands):

Year Ending September 30,
2003	$417
2004	16
2005	2

$435

In December 2002, we entered into a three-year operating lease beginning in February 2003. The lease is for our primary business operation. The future minimum lease obligations related to this lease are $982,000.

7.	Stock-based Awards

We account for our stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees,” and its related interpretations. Accordingly, compensation expense has been recognized in the financial statements for employee stock arrangements to the extent the fair value of the underlying common stock exceeds the exercise price of the stock options at the date of grant. Deferred stock-based compensation of $2.5 million and $1.8 million was recorded during fiscal 2001 and fiscal 2000, respectively, for the excess of the fair value of the common stock underlying the options at the grant date over the exercise price of the options. These amounts are being amortized on a straight-line basis over the vesting period, generally four years. Amortization of deferred compensation related to employee grants was $496,000 and $504,000 for the six months ended March 31, 2003 and 2002, respectively.

NASSDA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

We account for stock-based awards to non-employees in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation”. Accordingly, we recognize the fair value for non-employee awards as stock compensation expense over the vesting terms of the awards. There were no stock-based awards to non-employees or amortization of stock compensation expenses recognized previously for non-employees during the six months ended March 31, 2003 and 2002.

SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. With the adoption of SFAS No. 148, we are required to disclose pro forma information regarding option grants made to our employees based on specified valuation techniques that produce estimated compensation charges. Our calculations are based on a single option valuation approach and forfeitures are recognized as they occur. The fair value of options at the date of grant was estimated using the minimal value method for fiscal 2000, fiscal 2001 and through the date of our initial public offering in December 2001, and the Black-Scholes option pricing model for options granted thereafter, with the following weighted-average assumptions:

	Three Months Ended March 31,		Six Months Ended March 31,
	2003	2002	2003	2002
Stock Option Plans:
Risk-free interest rate	3.0%	4.0%	3.0%	4.0%

Expected volatility	90.0%	70.0%	90.0%	70.0%

Expected life (in years)	4.5	4.5	4.5	4.5

Expected dividend	0.0%	0.0%	0.0%	0.0%

Employee Stock Purchase Plan:
Risk-free interest rate	1.39%	1.86%	1.39%	1.86%

Expected volatility	90.0%	70.0%	90.0%	70.0%

Expected life (in years)	2.0	2.0	2.0	2.0

Expected dividend	0.0%	0.0%	0.0%	0.0%

If the computed minimum values of our stock-based awards to employees had been amortized to expense over the period of the awards as specified under SFAS No. 123, our pro forma net income (loss), basic income (loss) per share and diluted income (loss) per share under SFAS No. 123 (as compared to such items as reported) would have been as follows (in thousands, except per share amounts):

	Three Months Ended March 31,		Six Months Ended March 31,
	2003	2002	2003	2002
Net income as reported	$1,022	$1,392	$3,045	$2,413
Add: stock-based employee compensation expense included in reported net income, net of taxes	205	252	396	504
Less: stock-based employee compensation expense determined under fair value based method, net of taxes	(1,363)	(805)	(2,690)	(1,413)

Pro forma net income (loss)	$(136)	$839	$751	$1,504

Basic income (loss) per share:
As reported	$0.04	$0.06	$0.12	$0.14

Pro forma	$(0.01)	$0.04	$0.03	$0.09

Diluted income (loss) per share:
As reported	$0.04	$0.05	$0.11	$0.09

Pro forma	$(0.01)	$0.03	$0.03	$0.06

NASSDA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

8.	Contingencies

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

In February 2000, Synopsys filed a complaint in the Superior Court of the State of California in the County of Santa Clara (Case No. CV787950) against us and Dr. Deng, our President. The complaint alleged breach of contract, breach of fiduciary trust, diversion of corporate opportunity and constructive trust. In September 2001, Synopsys filed its second amended complaint, which added claims of inducing/aiding and abetting breach of fiduciary duty, including/aiding and abetting diversion of corporate opportunity, misappropriation of trade secrets, civil conspiracy, breach of confidence and unfair competition, and added as individual defendants Dr. Wang and our four other founders. In September 2002, Synopsys filed a supplemental second amended complaint that contained supplemental allegations but added no new claims or parties. In January 2003, the discovery referee issued orders creating rebuttable presumptions in favor of Synopsys on certain evidentiary issues to sanction us for erasure of certain computer files requested in discovery by Synopsys. These rulings mean that we must prove at trial that we did not take or use Synopsys’ source code or other confidential information, rather than the usual requirement that Synopsys provide such proof in the first instance. However, none of these rulings resolves any of the claims made by Synopsys in

NASSDA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

the case and the trial judge or jury can reach their own conclusions based upon the evidence presented at trial. We filed a motion for reconsideration of this order and in March 2003, the Court denied our motion, concluding that it was barred on procedural grounds. In January 2003, Synopsys filed a third amended complaint, which contained supplemental allegations but added no new claims or parties. We have filed an answer denying Synopsys’ allegations. This action is currently in discovery. Synopsys has requested unspecified damages of at least $25 million, an injunction, a constructive trust on unspecified intellectual property belonging to us and other relief. A trial date has not yet been set.

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

NASSDA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

Activity on several other summary judgment motions has been suspended because the court stayed the federal litigation. In November 2002, Synopsys filed three motions for summary judgment. The first motion asked the court to enter judgment before trial that Nassda’s products infringe the ‘053 patent. The second motion asked the court to rule before trial against us on our defense that the ‘053 patent is unenforceable because Synopsys committed inequitable conduct in obtaining the patent. We submitted oppositions to both of these motions. Synopsys’ third motion asked the court to rule before trial against us on our remaining antitrust counterclaims. Because of the court’s prior rulings against us on our other antitrust counterclaims, we did not oppose this motion. In November 2002, we also filed a summary judgment motion, which asked the court to enter judgment before trial that our products do not infringe the ‘053 patent. Synopsys opposed this motion. The Court issued its order staying the federal litigation before the parties’ reply briefs were due.

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

NASSDA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

Other Contingencies

In general, we provide our customers a 90-day limited warranty in connection with the licensing of our software that the software will perform substantially in accordance with our documentation. We do not maintain a general warranty reserve for estimated costs at the time revenue is recognized due to our extensive quality testing of the software. To date, we have incurred minimal costs related to this limited warranty obligation.

Our standard software license and maintenance agreements include an infringement indemnification provision for claims from third parties related to our intellectual property. The agreements generally limit the scope of the available remedies in a variety of industry-standard methods, including but not limited to a right to control the defense or settlement of any claim, procure the right for continued usage, and a right to replace or modify the infringing products to make them non-infringing. Such indemnification provisions are accounted for in accordance with SFAS No. 5. To date, we have not incurred any costs related to any claims under such indemnification provisions.

9.	Recent Accounting Pronouncements

In October 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, or SFAS No. 144, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Assets to Be Disposed of. We adopted SFAS No. 144 for fiscal 2003 beginning October 1, 2002. The adoption of SFAS No. 144 had no impact on our financial position, results of operations or cash flows.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years ending after December 15, 2002. We adopted the disclosure provisions of SFAS No. 148 for the quarterly period beginning on January 1, 2003. We do not expect to change to the fair value based method of accounting for stock-based employee compensation; therefore, the adoption of SFAS No. 148 is not expected to have an impact on our financial position, results of operation or cash flows.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q, including the sections titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Litigation,” contains forward-looking statements. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements. In some cases you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. Forward looking statements include, but are not limited to: the statements under “Overview—Quarterly Fluctuations” regarding the impact of quarterly fluctuations of revenues on us; the statements under “Overview—Revenue Recognition” regarding the recognition of future revenue from the sale of our products; the statements in the second paragraph under “Results of Operations—Revenues” regarding international sales as a percentage of total revenue; the statements under “Results of Operations—Research and Development” regarding the hiring of new personnel; the statement under “Results of Operations—General and Administrative” regarding the increases in expenditure due to legal fees; the statements in the last paragraph under “Liquidity and Capital Resources” concerning the anticipated spending for capital additions for the remainder of fiscal 2003, the sufficiency of our available resources to meet cash requirements and the factors which will determine our future cash requirements; and the statements in “Factors Affecting Future Operating Results.” These statements are only predictions and you should not place undue reliance on these statements. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various factors including those discussed in “Factors Affecting Future Operating Results” below.

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

Overview

We are a leading provider of full-chip circuit simulation and analysis software for the design and verification of complex nanometer-scale semiconductors. We believe that our initial product, HSIM, is the industry’s first hierarchical simulator that meets the circuit verification challenges of today’s integrated circuit designs, and we believe our second product, LEXSIM, is the leading electronic design automation tool able to simulate the nanometer effects of both the power network and signal interconnects for complex integrated circuits, or ICs, with millions of transistors. In December 2002, we also released our third product, CRITIC, which we believe is the first design automation tool able to automatically provide accurate analysis of nanometer effects on critical signal paths and clock networks for complex, high-performance digital ICs comprised of millions of gates and developed with customer-owned tooling flows. In April 2003, we released version 3.0 of HSIM with many new enhancements and a new digital co-simulation interface option. In May 2003, we also announced the limited customer release of our fourth product, HANEX, which we believe to be the first hybrid analysis tool to automatically identify critical paths, including the impact of crosstalk effects on signal timing for custom CMOS digital designs with millions of elements.

Our fiscal year ends on

September 30. Throughout this report we refer to the fiscal year ended September 30, 2002 as fiscal 2002, the fiscal year ending September 30, 2003 as fiscal 2003 and so on.

Sources of Revenue

We derive all of our revenue from software licensing and maintenance fees. To date, we have derived substantially all of this revenue from the licensing and support of HSIM. We do not expect LEXSIM, CRITIC or HANEX to account for any meaningful percentage of our total revenue until fiscal 2004. Our software does not require customization and generally does not require on-site implementation services. As a result, we have not generated any professional service or consulting revenue. We do not consider backlog to be a meaningful measure of future revenue because our customers can generally cancel orders without penalty.

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

Subscription Revenue—Time-Based Licenses

Our time-based licenses give the customer the right to use our software for a fixed period of time, typically one to three years, and include maintenance. Time-based licenses can be renewed for one or more years. At times, customers may also require additional licenses for a shorter term, typically multiples of one-month licenses, to be used when they reach certain stages of the design process in conjunction with their other time-based or perpetual licenses. These shorter term licenses are sold primarily to help customers with their peak usage demands. To date, revenue from these shorter term licenses has not been significant. An increasing proportion of our total revenue is derived from time-based licenses, as more of our large customers who initially subscribe to time-based licenses renew those licenses or subscribe to additional time-based licenses. In today’s challenging economic environment, other customers are also choosing to purchase time-based licenses due to their flexible licensing and payment terms and we expect this trend to continue.

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

Quarterly Fluctuations

Through the fiscal quarter ended December 31, 2002, we achieved 13 quarters of sequential revenue growth. However, our revenue for the fiscal quarter ended March 31, 2003 decreased by 14.9% as compared to the previous fiscal quarter. We believe the prolonged economic slowdown and seasonal factors in our business have caused and will continue to cause both the total revenue and each of the components to fluctuate from quarter to quarter. Our customers and prospective customers are controlling their spending even more in order to return to profitability, which causes extended sales cycles, smaller number of license purchases or decreased or canceled budgets. Other seasonal factors include the mix between perpetual and time-based licenses, timing of the renewals of time-based licenses and maintenance, and payment terms, which may impact the timing of revenue recognition. Further, commissions represent a significant portion of our sales force compensation, which is structured to encourage sales closures prior to fiscal year end. As a result, we expect that sales efforts will intensify in the fourth fiscal quarter, which could result in our revenue being lower in the first quarter of the subsequent fiscal year.

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

Operating Expenses

Since our inception in August 1998, we have incurred substantial costs to develop our technology and products, recruit and train personnel for our engineering, sales and marketing and technical support departments and establish an administrative organization. We anticipate that our operating expenses will increase substantially in the future as we fund more research and development projects, increase our sales and marketing operations both domestically and internationally, develop new sales channels, broaden our technical support and improve our operational and financial systems. Our increased operating expenses will result primarily from higher headcount in all areas, and we expect our headcount to double over the next 18 to 24 months. In fiscal 2001 and fiscal 2002 and the six months ended March 31, 2003, legal fees and other expenses related to our litigation with Synopsys were $1.0 million, $5.6 million and $3.5 million, respectively. We also expect the cost of the Synopsys litigation to increase as we continue to defend ourselves vigorously and the lawsuits move toward trial. Additionally, we also expect costs related to being a public company, such as directors’ and officers’ liabilities insurance, professional fees and various filing fees to increase our general and administrative expenses. We believe that our operating expenses will grow in absolute dollars in future periods although the rate of growth in expenses from period to period may vary. We expect, however, that as a percent of revenue, operating expenses will fluctuate from quarter to quarter depending primarily upon the rate of growth in revenue. We will need to generate significant revenue in the future to maintain profitability.

To increase market share in international locations and better serve our customers, we plan to further expand our international operations selectively. As a result of these investments in our international operations, we may experience an increase in cost of sales and other operating expenses disproportionate to revenue from those operations.

In fiscal 2002, we accrued bonuses of an aggregate of $760,000 earned by our employees for their services in fiscal 2002. These bonuses will be paid over time on specified schedules. We paid $161,000 and $413,000 of these bonuses during the three and six months ended March 31, 2003, respectively. If an employee who provided services to us in fiscal 2002 is not employed by us on the scheduled date of a given bonus payment, we will pay the amounts due to that employee on December 15, 2006. In addition, our executive officers have orally agreed that they will not receive their base salaries in fiscal 2003. As a result of our significant bonus accruals in fiscal 2001 and fiscal 2002 and the foregone salaries in fiscal 2002 and fiscal

2003, our compensation expense in fiscal 2004 may not be consistent with that in fiscal 2001, fiscal 2002 or fiscal 2003.

Stock-Based Compensation

We recorded deferred stock-based compensation of $2.5 million in connection with stock option grants in fiscal 2001 and did not record any deferred stock-based compensation in fiscal 2002 or in the six months ended March 31, 2003. We have been amortizing this stock-based compensation over the vesting period of the related options, which is generally four years. We amortized $2.4 million and $1.0 million of stock-based compensation in fiscal 2001 and fiscal 2002, respectively. During the three and six months ended March 31, 2003, we recognized aggregate stock-based compensation expense of approximately $248,000 and $496,000, respectively. We expect aggregate stock-based compensation expense of approximately $496,000 during the remainder of fiscal 2003, approximately $908,000 during fiscal 2004 and approximately $307,000 during fiscal 2005.

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

	Three Months Ended March 31,		Six Months Ended March 31,
	2003	2002	2003	2002
Revenue:
Product	36.5%	55.0%	41.0%	59.0%
Subscription	39.1	30.5	37.6	26.7
Maintenance	24.4	14.5	21.4	14.3

Total revenue	100.0	100.0	100.0	100.0
Cost of revenue:
Product	0.7	0.7	0.7	0.9
Subscription	1.0	0.8	0.9	0.8
Maintenance	2.2	2.0	2.1	2.1

Gross profit	96.1	96.5	96.3	96.2

Operating expenses:
Research and development	19.4	15.9	16.9	17.1
Sales and marketing	32.7	28.6	30.0	29.2
General and administrative	27.4	23.1	25.5	23.3
Stock-based compensation	2.8	3.1	2.6	3.3

Total operating expenses	82.3	70.7	75.0	72.9

Income from operations	13.8	25.8	21.3	23.3
Interest income	2.9	2.7	2.7	2.2
Other income (expense), net	(0.1)	—	(0.1)	—

Income before taxes	16.6	28.5	23.9	25.5
Provision for taxes	(5.0)	(11.1)	(8.0)	(9.5)

Net income	11.6%	17.4%	15.9%	16.0%

Three and Six Months Ended March 31, 2003

Revenue

Total Revenue.    Our revenue consists of product, subscription and maintenance revenue. Total revenue increased by 9.7%, or $778,000, to $8.8 million in the three months ended March 31, 2003 from $8.0 million for the three months ended March 31, 2002, and increased by 26.6%, or $4.0 million, to $19.1 million for the six months ended March 31, 2003 from $15.1 million for the six months ended March 31, 2002. The increases were attributable to an increase in our end user base, resulting in substantial growth in subscription and maintenance revenue, partially offset by decreases in additional perpetual license sales.

Revenue from sales outside of North America accounted for 37.9% and 42.7% of total revenue for the three months ended March 31, 2003 and 2002, respectively, and 38.8% and 45.7% of total revenue for the six months ended March 31, 2003 and 2002, respectively. The percent of total revenue from outside of North America decreased due to domestic revenue growing at a faster rate than revenue from outside of North America as we penetrated into more domestic major accounts. Revenue from Japan was 14.8% and 18.6% of our total revenue in the three months ended March 31, 2003 and 2002, respectively, and 14.5% and 24.7% of total revenue for the six months ended March 31, 2003 and 2002, respectively. No other country outside North America accounted for more than 10% of our total revenue in any of these periods. We expect that revenue from sales outside of North America will continue to account for a significant portion of our total revenue in the future.

Marubeni Solutions, our exclusive distributor for Japan, accounted for approximately 14.8% and 18.6% of our total revenue for the three months ended March 31, 2003 and 2002, respectively, and 14.5% and 24.7% of total revenue for the six months ended March 31, 2003 and 2002, respectively. Broadcom Corporation accounted for approximately 12.9% of our total revenue for the six months ended March 31, 2003 and 11.5% of our total revenue for the three months ended March 31, 2002, respectively. No other direct customer or distributor accounted for more than 10% of our total revenue during any of these periods.

Deferred revenue includes perpetual license fees for which all of the revenue recognition criteria had not been met, time-based license fees that have been invoiced and due for which we recognize revenue ratably over the term of the license period, and maintenance fees on perpetual licenses for which we also recognized revenue ratably over the term of the maintenance period. Our deferred revenue increased to $7.5 million as of March 31, 2003 from $6.1 million as of September 30, 2002, but decreased slightly from $7.8 million as of December 31, 2002. We expect deferred revenue to fluctuate from quarter to quarter due to the number of additional time-based license purchases, the timing of renewals of time-based licenses and maintenance and their respective payment terms. Additionally, deferred revenue may not increase if more customers prefer quarterly payments for time-based licenses and maintenance.

Product Revenue.    Product revenue decreased by 27.2%, or $1.2 million, to $3.2 million for the three months ended March 31, 2003 from $4.4 million for the three months ended March 31, 2002, and decreased by 12.1%, or $1.1 million, to $7.8 million for the six months ended March 31, 2003 from $8.9 million for the six months ended March 31, 2002. These decreases were primarily due to more customers, particularly major accounts, purchasing time-based licenses as compared to perpetual licenses. As a percent of total revenue, product revenue decreased to 36.5% for the three months ended March 31, 2003 from 55.0% for the three months ended March 31, 2002, and decreased to 41.0% for the six months ended March 31, 2003 from 59.0% for the six months ended March 31, 2002, as the sales of perpetual licenses was outpaced by growth in the sales of time-based licenses.

Subscription Revenue.    Subscription revenue increased by 40.5%, or $993,000, to $3.4 million for the three months ended March 31, 2003 from $2.5 million for the three months ended March 31, 2002, and increased by 78.0%, or $3.2 million, to $7.2 million for the six months ended March 31, 2003 from $4.0 million for the six months ended March 31, 2002. The increases were primarily due to new customers purchasing time-based licenses, as well as existing customers purchasing additional time-based licenses and renewing their expired time-based licenses. As a percent of total revenue, subscription revenue rose to 39.1% for the three months ended March 31, 2003 from 30.5% for the three months ended March 31, 2002, and rose to 37.6% for the six months ended March 31, 2003 from 26.7% for the six months ended March 31, 2002. We expect time-based licenses to account for an increasing proportion of total revenue in the future.

Maintenance Revenue.    Maintenance revenue increased by 84.4%, or $982,000, to $2.1 million for the three months ended March 31, 2003 from $1.2 million for the three months ended March 31, 2002, and increased by 90.5%, or $1.9 million, to $4.1 million for the six months ended March 31, 2003 from $2.2 million for the six months ended March 31, 2002. The increases in maintenance revenue were due to the increase in the number of perpetual licenses in the installed base. As a percent of total revenue, maintenance revenue increased to 24.4% for the three months ended March 31, 2003 from 14.5% for the three months ended March 31, 2002, and increased to 21.4% for the six months ended March 31, 2003 from 14.2% for the six months ended March 31, 2002. We expect maintenance revenue to vary as a percent of total revenue based on the growth rate of product revenue relative to subscription revenue and the number of customers renewing annual maintenance. If maintenance revenue increases as a percent of total revenue, our gross profit as a percent of total revenue, or gross margin, may decrease because of lower margins on maintenance revenue than product revenue due to incremental maintenance support costs.

Cost of Revenue

Cost of Product Revenue.    Cost of product revenue consists primarily of royalties due from us to third parties under original equipment manufacturer arrangements. We incur only minimal costs to deliver our software as the product and documentation are primarily sent electronically. Our cost of product revenue increased by 14.7%, or $8,000, to $63,000 for the three months ended March 31, 2003 from $55,000 for the three months ended March 31, 2002, but decreased by 4.3%, or $6,000, to $129,000 for the six months ended March 31, 2003 from $135,000 for the six months ended March 31, 2002, due to decrease in the sublicensing of third-party products. As a percent of total revenue, the cost of product revenue remained constant at 0.7% for the three months ended March 31, 2003 and 2002, and decreased to 0.7% for the six months ended March 31, 2003 from 0.9% for the six months ended March 31, 2002. We expect the cost of product revenue as a percent of total revenue to continue to vary based on the sales of third-party products.

Cost of Subscription Revenue.    Cost of subscription revenue consists primarily of personnel and allocated overhead expenses for support of time-based licenses. Our cost of subscription revenue increased by 25.2%, or $17,000, to $84,000 for the three months ended March 31, 2003 from $67,000 for the three months ended March 31, 2002, and increased by 44.1% or $52,000, to $170,000 for the six months ended March 31, 2003 from $117,000 for the six month ended March 31, 2002. The increases in cost of subscription revenue were primarily due to the increase in personnel and other costs associated with the support of a larger number of time-based licenses. As a percent of total revenue, the cost of subscription revenue increased to 1.0% for the three months ended March 31, 2003 from 0.8% for the three months ended March 31, 2002, and increased to 0.9% for the six months ended March 31, 2003 from 0.8% for the six months ended March 31, 2002. We expect the absolute dollar amount of the cost of subscription revenue to increase over the next 12 months.

Cost of Maintenance Revenue.    Cost of maintenance revenue consists primarily of personnel and other expenses related to providing maintenance support to our customers who purchase perpetual licenses. Our cost of maintenance revenue increased by 25.9%, or $41,000, to $197,000 for the three months ended March 31, 2003 from $156,000 for the three months ended March 31, 2002, and increased by 27.2%, or $85,000, to $398,000 for the six months ended March 31, 2003 from $313,000 for the six months ended March 31, 2002. The increases in cost of maintenance revenue were primarily due to increased hiring of dedicated support personnel to provide support to a growing installed user base. As a percent of total revenue, the cost of maintenance revenue increased to 2.2% for the three months ended March 31, 2003 from 2.0% for the three months ended March 31, 2002, and remained constant at 2.1% for the six months ended March 31, 2003 and 2002. The increase in the cost of maintenance revenue as a percent of total revenue was primarily due to the additional resources required in supporting an increasing number of perpetual licensees. We expect that the absolute dollar amount of cost of maintenance revenue will grow in the next 12 months as we continue to increase support for our growing base of domestic and international customers.

Operating Expenses

Research and Development.    Research and development expenses consist of engineering costs to develop new products, enhance existing products and perform quality assurance activities. Our research and development expenses increased by 33.9%, or $432,000, to $1.7 million for the three months ended March 31, 2003 from $1.3 million for the three months ended March 31, 2002, and increased by 25.1%, or

$650,000, to $3.2 million for the six months ended March 31, 2003 from $2.6 million for the six months ended March 31, 2002. The increases in research and development expenses were primarily due to the hiring of additional research and development personnel, partially offset by decreases in bonuses. Research and development headcount increased to 43 at March 31, 2003 from 32 at March 31, 2002. As a percent of total revenue, research and development expenses increased to 19.4% in the three months ended March 31, 2003 from 15.9% in the three months ended March 31, 2002, but decreased to 16.9% in the six months ended March 31, 2003 from 17.1% in the six months ended March 31, 2002. We anticipate that research and development expenses will continue to increase in absolute dollars in the future.

Sales and Marketing.    Sales and marketing expenses consist primarily of salaries, commissions, travel, promotional and advertising costs. Our sales and marketing expenses increased by 25.3%, or $581,000, to $2.9 million for the three months ended March 31, 2003 from $2.3 million for the three months ended March 31, 2002, and increased by 30.4%, or $1.3 million, to $5.7 million for the six months ended March 31, 2003 from $4.4 million for the six months ended March 31, 2002. The absolute dollar increases in sales and marketing expenses were primarily due to the hiring of additional sales, application engineering, and marketing personnel, which increased to 51 at March 31, 2003 from 38 at March 31, 2002, and, to a lesser extent, increased travel, trade show and other marketing activities and the expansion of our sales offices. As a percent of total revenue, sales and marketing expenses increased to 32.7% in the three months ended March 31, 2003 from 28.6% in the three months ended March 31, 2002, and increased to 30.0% in the six months ended March 31, 2003 from 29.2% in the six months ended March 31, 2002. We expect that sales and marketing expenses will continue to increase in absolute dollars in future periods as we further expand our global sales and support organization.

General and Administrative.    General and administrative expenses represent corporate, finance, human resource, administrative, legal and consulting expenses. Our general and administrative expenses increased by 30.0%, or $557,000, to $2.4 million for the three months ended March 31, 2003 from $1.9 million for the three months ended March 31, 2002, and increased by 38.5%, or $1.4 million, to $4.9 million for the six months ended March 31, 2003 from $3.5 million for the six months ended March 31, 2002. As a percent of total revenue, general and administrative expenses increased to 27.4% for the three months ended March 31, 2003 from 23.1% for the three months ended March 31, 2002, and increased to 25.5% for the six months ended March 31, 2003 from 23.3% for the six months ended March 31, 2002. The increases in general and administrative expenses were primarily due to legal fees, cost of public company compliance reporting and liability insurance. General and administrative headcount increased to 12 at March 31, 2003 from 10 at March 31, 2002. We expect that general and administrative expenses will continue to increase in absolute dollars to support the growth of our future operations, as well as from increased legal fees, liability insurance and the costs of public company compliance reporting.

Stock-Based Compensation.    Stock-based compensation expense decreased by 1.6%, or $4,000, to $248,000 for the three months ended March 31, 2003 from $252,000 for the three months ended March 31, 2002, and decreased by 1.6%, or $8,000, to $496,000 for the six months ended March 31, 2003 from $504,000 for the six months ended March 31, 2002. As a percent of total revenue, stock-based compensation expense decreased to 2.8% for the three months ended March 31, 2003 from 3.1% for the three months ended March 31, 2002, and decreased to 2.6% for the six months ended March 31, 2003 from 3.3% for the six months ended March 31, 2002 due to increases in revenue.

Interest Income

Interest income increased by 18.5%, or $40,000, to $256,000 for the three months ended March 31, 2003 from $216,000 for the three months ended March 31, 2002, and increased by 56.4%, or $189,000, to $524,000 for the six months ended March 31, 2003 from $335,000 for the six months ended March 31, 2002. Due to net proceeds from our initial public offering and increasing profitability and cash flow, cash balances increased, which resulted in increased interest income, despite lower interest rates. As a percent of total revenue, interest income increased to 2.9% for the three months ended March 31, 2003 from 2.7% for the three months ended March 31, 2002, and increased to 2.7% for the six months ended March 31, 2003 from 2.2% for the six months ended March 31, 2002.

Other Income (Expense), Net

Our other income (expense), net increased to a net expense of $10,000 for the three months ended March 31, 2003 as compared to a net expense of $2,000 for the three months ended March 31, 2002 and a net expense of $30,000 for the six months ended March 31, 2003 as compared to a net expense of $5,000 for the six months ended March 31, 2002. The increase was primarily due to foreign exchange losses as a result of a weaker United States dollar as compared to foreign currencies in which we pay a portion of our expenses.

Income Taxes

The provision for income taxes as a percent of income before taxes was 30.0% and 33.4% for the three months and six months ended March 31, 2003, respectively, as compared to 39.0% and 37.4% for the same periods in the prior year, respectively. The decrease in the effective tax rate from the prior year was primarily due to increased permanent tax differences, as pre-tax income for fiscal 2003 is expected to be lower than fiscal 2002. In addition, we have experienced more tax benefits during fiscal 2003 as compared to fiscal 2002 related to exercises of stock options for which stock-based compensation has been recorded.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through private sales of preferred stock for aggregate proceeds of $525,000 in September 1998 and $1.5 million in May 1999. We have also financed our operations through the sale of common stock to employees and cash generated from profits. In December 2001 and January 2002, we sold 5,750,000 shares of common stock in connection with our initial public offering at $11.00 per share. Total net proceeds after deducting underwriting discounts and offering expenses were approximately $57.2 million.

As of March 31, 2003, we had cash, cash equivalents and short-term investments of $85.0 million and working capital of $77.9 million.

Net cash provided by operating activities was $5.6 million for the six months ended March 31, 2003 and $2.3 million for the six months ended March 31, 2002. Net cash provided by operating activities for the six months ended March 31, 2003 resulted primarily from net income, increases in deferred revenue and accrued liabilities and a decrease in accounts receivable, partially offset by increases in prepaid expenses and other current assets and a decrease in accounts payable. Net cash provided by operating activities for the six months ended March 31, 2002 resulted primarily from net income and increases in accounts payable and accrued liabilities, offset by decreases in deferred revenue, long term liabilities and increases in accounts receivable.

Net cash used in investing activities was $2.7 million for the six months ended March 31, 2003 and $4.9 million for the six months ended March 31, 2002. In both periods, the net cash used primarily related to the purchase of investment securities with maturities of 91 days to one year and purchases of property and equipment.

Net cash provided by financing activities was $1.3 million for the six months ended March 31, 2003 and $57.0 million for the six months ended March 31, 2002. For the six months ended March 31, 2003, net cash provided by financing activities was from proceeds generated by stock option exercises and the employees stock purchase plan. For the six months ended March 31, 2002, net cash provided by financing activities was primarily from the net proceeds from the sale of five million shares of common stock in our December 2001 initial public offering and an additional 750,000 shares in January 2002 pursuant to the exercise of the over-allotment option by our underwriters.

Capital expenditures were approximately $382,000 for the six months ended March 31, 2003 and $161,000 for the six months ended March 31, 2002. Our capital expenditures consisted of purchases of computer equipment, software and office furniture and fixtures. We expect to invest approximately $1.0 million during the remainder of fiscal 2003 for similar assets.

As of March 31, 2003, we had no borrowings, lines of credit, outstanding equipment leases or lease lines.

We intend to continue to invest heavily in the development of new products and enhancements to existing products. We also intend to increase our sales and marketing operations. Our future liquidity and capital requirements will depend on numerous factors, including:

•	the amount and timing of orders and their respective payment terms;

•	the extent to which our existing and new products gain market acceptance;

•	the extent to which customers continue to renew annual time-based licenses and maintenance;

•	the cost and timing of expansion of product research and development efforts, including such efforts outside North America, and the success of these development efforts;

•	the cost and timing of expansion of sales and marketing activities, including such activities outside North America;

•	the cost of legal fees related to the defense of the claims filed against us by Synopsys; and

•	available borrowings under future credit arrangements, if any.

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

Lease Commitments

We lease our facilities under various noncancelable operating leases, which expired beginning in February 2003. Rent expense was $365,000 in fiscal 2001 and $600,000 in fiscal 2002. As of September 30, 2002, the aggregate future noncancelable minimum rentals or operating leases are as follows (in thousands):

Year Ending September 30,
2003	$417
2004	16
2005	2

$435

In December 2002, we entered into a three-year operating lease, which began in February 2003. The lease is for our primary business operation. The future minimum lease obligations related to this lease are $982,000.

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

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years ending after December 15, 2002. We intend to adopt the disclosure provisions of SFAS No. 148 for the quarterly period beginning on January 1, 2003. We do not expect to change to the fair value based method of accounting for stock-based employee compensation; therefore, the adoption of SFAS No. 148 is not expected to have an impact on our financial position, results of operation or cash flows.

Non-Audit Services of Independent Auditors

Our auditors, Deloitte & Touche LLP, perform the following non-audit services that have been approved by our Audit Committee of the Board of Directors during the three months ended March 31, 2003: statutory compliance and tax related services for our foreign subsidiaries (other than tax-related services, which have previously been approved) and consultations with respect to generally accepted accounting principles.

Factors Affecting Future Results

We have relied and expect to continue to rely on HSIM for a substantial majority of our revenue, and a decline in sales of licenses for HSIM could cause our revenue to decline.

Historically, we have derived substantially all of our revenue from HSIM. We believe HSIM is the first hierarchical simulator that meets the circuit verification challenges of complex nanometer semiconductors. We expect that the revenue from this product will continue to account for substantially all of our revenue for at least the next 12 months. The electronic design automation software market, including the market for hierarchical simulator software, is characterized by rapid technological change, frequent new product introductions, uncertain product life cycles and evolving industry standards. If our competitors introduce new products and/or offer aggressive pricing that compete with HSIM, our revenue could decline materially and our results of operations could be harmed. For instance, in the three months ended March 31, 2003, certain competitors were offering extremely competitive prices which resulted in a longer sales cycle for HSIM or delays by prospective customers in making their purchasing decisions. Since we expect HSIM to continue to account for substantially all of our revenue in fiscal 2003, any factors adversely affecting the pricing of our licenses of or demand for HSIM, including competition or technological change, could cause our revenue to decline materially and our business to suffer. Some of the factors that may affect sales of HSIM may be beyond our control.

Our revenue would decline substantially if our existing customers do not purchase additional licenses or renew existing time-based licenses and maintenance from us.

We rely on additional perpetual and time-based license revenue from our existing customers, as well as annual maintenance renewals for our perpetual licenses and renewal of our time-based licenses when they expire. Even if we are successful in generating revenue from our software to new customers, if our existing customers do not purchase additional licenses for our software or renew their annual maintenance for perpetual licenses, we would experience a decline in revenue. For instance, even though some of our existing customers purchased additional licenses during the three months ended March 31, 2003, the number of licenses purchased and the average sales prices were lower than expected, which negatively impacted our revenue for the fiscal quarter. We would also experience a material decline in revenue if customers with time-based licenses do not renew those licenses when they expire.

If semiconductor design and manufacturing companies continue to experience recession or other conditions which impact their operating budgets, they may delay or cancel purchases of our software, which would reduce our revenues and cause our business to suffer.

The primary customers for our software are semiconductor design and manufacturing companies. Any significant downturn in our customers’ markets, or domestic and global conditions, which result in the reduction of research and development budgets or the delay of software purchases, would likely result in a decline in demand for our software and services and could harm our business. Since early 2000, the semiconductor industry has experienced a substantial decline in order volume and revenue and that downturn has continued. In addition, the war between the United States and Iraq may negatively impact the economy in general and in particular, may negatively affect the semiconductor design and manufacturing industry. This could result in our customers delaying or canceling the purchase of our software. Any of these occurrences could have a significant impact on our operating results, revenues and costs and may cause the market price of our common stock to decline or become more volatile. For example, we experienced a substantial change in customers’ behavior during the three months ended March 31, 2003 due to the prolonged economic downturn and concerns for their own financial stability. Consequently, as a cost-cutting measure, customers either suspended or reduced their capital budgets dramatically, which adversely affected our revenue for the fiscal quarter.

In addition, the markets for semiconductor products are cyclical. For example, in recent years certain Asian countries have experienced significant economic difficulties, including currency devaluation and instability, business failures and a depressed business environment. More recently, certain Asian countries have also experienced difficulties from the effect of SARS. These difficulties have triggered a significant downturn in the semiconductor market, resulting in reduced budgets for chip design tools, which, in turn, has negatively impacted us. We cannot predict what impact the recent economic slowdown and in particular, the semiconductor industry, will have on our business, but it may result in fewer purchases of licenses of our software, substitution to our lower priced configurations by customers who previously licensed our higher priced configurations or nonrenewal of time-based licenses. If the current economic slowdown continues, we may not meet our revenue expectations for upcoming quarters.

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

In February 2000, Synopsys filed a complaint in the Superior Court of the State of California in the County of Santa Clara (Case No. CV787950) against us and Dr. Deng, our President. The complaint alleged breach of contract, breach of fiduciary trust, diversion of corporate opportunity and constructive trust. In September 2001, Synopsys filed its second amended complaint, which added claims of inducing/aiding and abetting breach of fiduciary duty, including/aiding and abetting diversion of corporate opportunity, misappropriation of trade secrets, civil conspiracy, breach of confidence and unfair competition, and added as individual defendants Dr. Wang and our four other founders. In September 2002, Synopsys filed a supplemental second amended complaint that contained supplemental allegations but added no new claims or parties. In January 2003, the discovery referee issued orders creating rebuttable presumptions in favor of Synopsys on certain evidentiary issues to sanction us for erasure of certain computer files requested in discovery by Synopsys. These rulings mean that we must prove at trial that we did not take or use Synopsys’ source code or other confidential information, rather than the usual requirement that Synopsys provide such proof in the first instance. However, none of these rulings resolves any of the claims made by Synopsys in the case and the trial judge or jury can reach their own conclusions based upon the evidence presented at trial. We filed a motion for reconsideration of this order and in March 2003, the Court denied our motion, concluding that it was barred on procedural grounds. In January 2003, Synopsys filed a third amended complaint, which contained supplemental allegations but added no new claims or parties. We have filed an answer denying Synopsys’ allegations. This action is currently in discovery. Synopsys has requested unspecified damages of at least $25 million, an injunction, a constructive trust on unspecified intellectual property belonging to us and other relief. A trial date has not yet been set.

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

Activity on several other summary judgment motions has been suspended because the court stayed the federal litigation. In November 2002, Synopsys filed three motions for summary judgment. The first motion asked the court to enter judgment before trial that Nassda’s products infringe the ‘053 patent. The second motion asked the court to rule before trial against us on our defense that the ‘053 patent is unenforceable because Synopsys committed inequitable conduct in obtaining the patent. We submitted oppositions to both of these motions. Synopsys’ third motion asked the court to rule before trial against us on our remaining antitrust counterclaims. Because of the court’s prior rulings against us on our other antitrust counterclaims, we did not oppose this motion. In November 2002, we also filed a summary judgment motion, which asked the court to enter judgment before trial that our products do not infringe the ‘053 patent. Synopsys opposed this motion. The Court issued its order staying the federal litigation before the parties’ reply briefs were due.

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

We face significant competition from larger companies that market suites of electronic design automation products that address all or almost all steps in the semiconductor design process. Many of these competitors have substantially greater financial, customer support, technical and marketing resources, larger customer bases, longer operating histories, greater name recognition and more established relationships in the industry than we do. In addition, other electronic design automation companies have recently announced that they intend to introduce new hierarchical simulation products with competing capabilities to ours. We cannot be sure that we will have the resources or expertise to compete successfully in the future. If we are unable to gain additional market share due to their pre-existing relationships with our potential customers, our operating results will be negatively impacted.

Our software is used to simulate and analyze complex nanometer-scale semiconductor designs. Our competitors in the electronics design automation industry who offer products that are used for other segments of the semiconductor design process often bundle their products together to offer discounts on products competitive with those we offer, making those products extremely attractive for our customers or potential customers to use. In addition, these competitors may not support our effort to integrate our software into their existing software. These competitors include such companies as Cadence Design Systems, Inc., Mentor Graphics Corporation and Synopsys. Since these competitors offer a more comprehensive range of products than we do, they are often able to respond more quickly or price more effectively to take advantage of new or changing opportunities and respond to new technologies and customer requirements. We cannot assure you that we will be able to compete successfully in such environments. If we lose such opportunities to our competitors, our results of operations could be harmed significantly.

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

Purchases of licenses of our software are largely dependent upon the commencement of new design projects by semiconductor manufacturers and their customers, the number of design engineers and the increasing complexity of designs. Since late 2000, the semiconductor industry has experienced a sharp decline in orders and revenue. The outlook for the electronics industry is uncertain and we cannot predict how long the current downturn will last. Many semiconductor manufacturers and vendors of products incorporating semiconductors continue to announce earnings shortfalls and employee layoffs.

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

Approximately 74.6% of our total revenue in the six months ended March 31, 2003, 72.1% of our total revenue in fiscal 2002 and 61.2% of our total revenue in fiscal 2001 were from our direct sales efforts. Our software requires sophisticated sales efforts by experienced and knowledgeable personnel. Competition for these individuals is intense due to the limited number of people available with the necessary sales experience and technical understanding of electronic design automation products. Hiring customer service and support personnel is also very competitive in our industry due to the limited number of people available with the necessary technical skills. Our sales and support staff consisted of 49 persons as of March 31, 2003. If we are unable to successfully train and integrate sales and support personnel and continue to identify, hire, train and retain new qualified individuals, our revenue may not grow.

If we are unable to attract and retain qualified research and development personnel, our business will suffer.

There are a limited number of qualified software engineer and research and development personnel with the necessary experience and understanding of complex nanometer-scale semiconductor design products in the San Francisco Bay Area, where our primary facility is located. The scarcity of qualified persons may cause us to incur higher salary costs or require us to provide larger stock option grants. We recently opened a small research and development facility in Taiwan, out of which four of our engineers currently operate, to broaden the pool of software engineers from which we can recruit. We cannot assure you that this strategy will help us satisfy our need for qualified personnel. Further, we may encounter other difficulties with managing geographically separate research and development activities. If we fail to attract, motivate and retain engineers and research and development personnel, we may be unable to develop or enhance our software or meet the demands of our customers in a timely manner and our business would suffer.

Because we rely on distributors for a large portion of our revenue, our revenue could decline if our existing distributors do not continue to purchase software licenses from us.

A majority of our sales outside North America and Europe are conducted through distributors. Sales by our distributors accounted for approximately 25.4% of our total revenue in the six months ended

March 31, 2003, 27.9% of our total revenue in fiscal 2002 and 38.8% of our total revenue in fiscal 2001. We rely on Marubeni Solutions Corp. as the exclusive distributor of our software in Japan. Sales to Marubeni Solutions accounted for 14.5% of our total revenue in the six months ended March 31, 2003, 11.3% of our accounts receivable at March 31, 2003, 19.4% of our total revenue in fiscal 2002 and 23.0% of our accounts receivable at September 30, 2002. We cannot be certain that we will be able to attract distributors that market our software effectively or provide timely and cost effective user support and service. Further, our agreements with our distributors provide exclusive distribution rights, but do not obligate the distributor to purchase any amount of licenses of our software or sell licenses of our software. Consequently, one or more of our distributors may not continue to represent our software or devote a sufficient amount of effort and resources to selling our licenses of software in their territories. We may from time to time be forced to terminate relationships with distributors who do not maintain an appropriate level of sales. This could cause our sales in a given territory to decrease substantially or completely until a suitable replacement distributor can be found. In the past, we have terminated our relationships with certain distributors for poor performance. Even if we are successful in selling licenses of our software through new distributors, the rate of growth of our total revenue could be harmed if our existing distributors do not continue to sell licenses of our software or our new distributors are not quickly and effectively trained to sell licenses of and support our software.

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

We expect to experience seasonal fluctuations in our revenue due to:

•	capital budgeting and purchasing cycles of our customers;

•	economic incentives for our sales force;

•	lengthening of the sales cycle due to limited resources as a result of layoffs by our customers, longer approval process, summer holidays, particularly in Europe and Japan; and

•	the number of orders received for perpetual licenses versus time-based licenses.

Commissions represent a significant portion of our sales force compensation, which is structured to encourage sales closures prior to fiscal year end. As a result, we expect that sales efforts will intensify in the fourth fiscal quarter, which could result in our revenue being flat or slightly lower in the first quarter of the subsequent fiscal year.

It is difficult for us to evaluate the degree to which these factors may reduce our sales because our revenue growth historically had masked the impact of these factors. In addition, most of our costs are relatively fixed in the short term and our business may not grow rapidly enough to absorb the costs of our personnel and facilities. As a result, we may be unable to reduce our expenses to avoid or minimize the negative impact on our quarterly operating results if anticipated revenue is not realized. For example, for the three months ended March 31, 2003, our revenue and earnings fell short of our previous guidance and market expectation, which negatively impacted the trading price of our common stock. These trends could materially affect our quarter to quarter operating results, which could negatively impact our stock price.

We may not succeed in creating market acceptance for LEXSIM, CRITIC AND HANEX, and our operating results may decline as a result.

We released our second major product, LEXSIM, in May 2002, our third product, CRITIC, in December 2002 and our fourth product, HANEX, in May 2003. To date, LEXSIM and CRITIC have accounted for only an immaterial portion of our revenues. Even though we do not expect LEXSIM, CRITIC or HANEX to account for a meaningful percentage of our total revenue until fiscal 2004, our future growth and profitability could be affected by our ability to increase sales of these new products. Furthermore, marketing new products requires significant additional expenses and resources. If we fail to market them successfully, our profitability may decline.

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

Our sales cycle, or the period between our initial contact with a potential customer and the customer’s purchase of a license of our software, generally ranges from three to six months but may be longer, particularly in the current economic downturn. We cannot predict the exact length of our sales cycle, which at times has exceeded six months. The unpredictability of our sales cycle makes it difficult to plan our expenses and forecast our results of operations for any given period. If we do not correctly predict the timing of our customers’ purchases, the amount of revenue we recognize in a given quarter could be negatively impacted, which could harm our operating results. Our sales cycle may lengthen because of several factors, including:

•	long technical evaluation periods and validation periods for the integration of our software with our potential customers’ existing semiconductor design flow;

•	the significant investment of resources required by customers to purchase and integrate our software into their design flow, particularly customers with large semiconductor design organizations;

•	competition from other electronic design automation software vendors;

•	limited and decreased capital spending due to weakness in the semiconductor industry and customers’ uncertainty about economic conditions;

•	limited access to key decision makers of potential customers to authorize the adoption of our software;

•	budget cycles of our customers which affect the timing of purchases; and

•	delay of purchases due to aggressive pricing discounts by our competitors and announcements or planned introductions of new products by our competitors or us.

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

In order to penetrate international markets further, we must either expand the number of distributors who sell licenses of our software or increase our direct international sales presence. As we increase our direct international sales presence, our sales efforts may be delayed as we begin our local sales activities and we may incur higher personnel costs that may not result in additional revenue. These costs and the time to establish a local sales presence could harm our operating results. We may not realize corresponding growth in operating margins from growth in international sales due to the higher costs of these sales. We have increased our sales and support resources in Europe over the last 18 months and have established offices in France, Germany, United Kingdom and Israel. However, the expected returns on those investments have not been realized, primarily due to the economic slowdown. To date, we have relied primarily on international distributors in Asia and have only recently begun to employ direct sales personnel in Singapore and India. Even if we expand our direct and indirect international selling efforts, our efforts may not create or increase international market demand for our software or generate revenue sufficient to recoup the cost of this expansion.

If we experience losses in the future, the market price of our common stock could decline.

Although we had net income for the past 14 quarters, we may incur losses in the future. In order to fund our operations and implement our strategies, we must continue to increase our investment in research and development, sales and marketing and other operations. As a result, we will need to generate significant revenue to maintain profitability. If we do not maintain profitability, the market price of our common stock may decline, perhaps substantially.

We anticipate that our expenses will increase substantially in the next 12 months as we:

•	increase our sales and marketing activities, particularly by expanding our direct sales force;

•	continue to increase the size and number of locations of our support organization;

•	continue to invest in research and development to enhance our existing products and technologies and develop new circuit simulation and analysis products;

•	implement additional internal systems, develop additional infrastructure and hire additional management to keep pace with our growth; and

•	continue to defend ourselves vigorously against the two lawsuits brought by Synopsys.

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

These royalty or licensing agreements may not be available on terms acceptable to us, if at all. A successful claim of product infringement against us or our failure to license the infringed or similar technology could adversely affect our business. We would not be able to sell licenses of the impacted software without exposing ourselves to litigation risk and damages or we may be required to redevelop the software and incur significant additional expense. Because we expect to derive substantially all of our revenue from HSIM in fiscal 2003 and likely in fiscal 2004, anything that would limit our ability to license HSIM would harm our business.

Any potential dispute involving our intellectual property could include our customers and strategic partners, which could trigger our indemnification obligations with them and result in substantial expense.

In any potential dispute involving our intellectual property, our customers and strategic partners could also become the target of litigation. This could trigger our technical support and indemnification obligations in our license agreements, which could result in substantial expense to us. In addition to the time and expense required for us to supply such support or indemnification to our customers and strategic partners, any such litigation could severely disrupt or shut down the business of our customers and strategic partners, which in turn could hurt our relations with our customers and strategic partners and cause licenses for our software to decrease.

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

Customers outside North America accounted for 38.8% of our total revenue in the six months ended March 31, 2003, 42.0% of our total revenue in fiscal 2002 and 51.0% of our total revenue in fiscal 2001. We plan to increase our international sales activities, but we have limited experience marketing and directly licensing our software internationally.

We have sales offices in France, Germany, Israel and the United Kingdom, and primarily rely on indirect sales in Asia. Although our sales contracts provide for payment for our software licenses in United States dollars, our expenses incurred in foreign locations are generally denominated in the applicable local currency. To date we have not undertaken any foreign currency hedging transactions, and as a result, our future expense levels from international operations may be unpredictable due to exchange rate fluctuations. Our international operations are subject to other risks, including:

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

We recently experienced a period of growth. Our total number of employees increased from 80 as of March 31, 2002 to 106 as of March 31, 2003. Our productivity and the quality of our software may be adversely affected if we do not integrate, train and motivate our new employees quickly and effectively. We also cannot be sure that our revenue will continue to grow at a sufficient rate to absorb the costs associated with the increased personnel.

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

Large electronic design automation vendors, such as Cadence Design Systems, Inc., Mentor Graphics or Synopsys, may acquire or establish cooperative relationships with our other current competitors, including private companies. For example, Synopsys acquired Avant! Corporation, a provider of a wide range of electronic design automation products, in June 2002. Because large electronic design automation vendors have significant financial and organizational resources, they may be able to further penetrate our markets by leveraging the technology and expertise of smaller companies and utilizing their own extensive distribution channels. We expect that the electronic design automation product industry will continue to consolidate. For example, Mentor Graphics completed a cash tender offer for IKOS Systems, Inc., a functional verification company, in March 2002, and for Innoveda, Inc., an electronic design automation company, in May 2002. Additionally, Cadence Design Systems, Inc. completed its acquisition of Plato Design Systems, Inc., a design technology company, in April 2002, Simplex Solutions, a provider of software and services for the design and verification of integrated circuits, in June 2002, and Celestry Design Technologies, Inc., a provider of silicon modeling and circuit simulation tools, in January 2003, and entered into a definitive agreement to acquire Get2Chip, Inc., a provider of advanced nanometer-scale synthesis technology, in April 2003. It is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share, which would harm our business and financial prospects.

We may not be able to compete effectively if our software is delayed or does not incorporate new required features.

Our future success depends on our ability to enhance existing software, develop and introduce new products, satisfy user requirements, meet industry standards and achieve market acceptance. We may not successfully identify new product opportunities or develop and bring new products to market in a timely and cost effective manner. Significant delays in our new software releases or significant problems or delays in enhancing existing products to keep pace with new design techniques for complex nanometer-scale semiconductors could seriously damage our business. We have, from time to time, experienced delays in the scheduled introduction of new and enhanced software and we may experience similar delays in the future. For example, in early 2001 we experienced delays in the development of a new product, which caused us to revise our expected release date for this product by several months. More recently, we have also delayed the release of another product in order to allow for an extended beta testing period. We cannot assure you that we will not experience additional difficulties that could delay or prevent the successful development, introduction and marketing of this software or that our new software and product enhancements will achieve market acceptance. If we are unable to develop, introduce and successfully market new or enhanced software in a timely manner in response to changing market conditions or customer requirements, our business, operating results and financial condition may be harmed.

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

The securities markets have experienced extreme price and volume fluctuations recently and the market prices of the securities of technology companies have been especially volatile. This market volatility, as well as general economic or political conditions, could reduce the market price of our common stock regardless of our operating performance. In addition, our operating results could be below the expectations of investment analysts and investors and, in response, the market price of our common stock may decrease significantly and prevent investors from reselling their shares of our common stock at or above the price at which they purchased the shares. For example, in April 2003 we reported our financial results for the three months ended March 31, 2003, which were below previous guidance and market expectations. As a result, the stock price of our common stock was adversely impacted. In the past, companies that have experienced volatility in the market price of their stock have been the subject of securities class action litigation. If we were the subject of securities class action litigation, it could result in substantial costs, liabilities and a diversion of management’s attention and resources.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We develop products primarily in the United States and sell those products primarily in North America, Europe and Japan. Our revenue for sales outside of North America was approximately 37.9% in the three months ended March 31, 2003, 42.7% in the three months ended March 31, 2002, 38.8% in the six months ended March 31, 2003 and 45.7% in the six months ended March 31, 2002. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. As all of our sales are currently made in United States dollars, a strengthening of the United States dollar could make our software less competitive in foreign markets.

Our interest income is sensitive to changes in the general level of United States interest rates, particularly since the majority of our investments are in short-term instruments. We expect that our interest income will be negatively affected by recent declines in short-term interest rates. A sensitivity analysis assuming a hypothetical 10% movement in interest rates applied to our cash equivalent and short-term investments balances at March 31, 2003 would change interest income by approximately $100,000 on an annual basis. However, due to the nature of our short-term investments, we have concluded that we do not have material market risk exposure.

We invest funds in excess of current operating requirements in short-term tax exempt and taxable instruments that meet high credit quality standards, as specified in our investment policy. The policy also limits the amount of credit exposure to any one issue, issuer or type of instrument. As of March 31, 2003, our cash, cash equivalents and short-term investments primarily consisted of the following instruments:

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

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

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

In February 2000, Synopsys filed a complaint in the Superior Court of the State of California in the County of Santa Clara (Case No. CV787950) against us and Dr. Deng, our President. The complaint alleged breach of contract, breach of fiduciary trust, diversion of corporate opportunity and constructive trust. In September 2001, Synopsys filed its second amended complaint, which added claims of inducing/aiding and abetting breach of fiduciary duty, including/aiding and abetting diversion of corporate opportunity, misappropriation of trade secrets, civil conspiracy, breach of confidence and unfair competition, and added as individual defendants Dr. Wang and our four other founders. In September 2002, Synopsys filed a supplemental second amended complaint that contained supplemental allegations but added no new claims or parties. In January 2003, the discovery referee issued orders creating rebuttable presumptions in favor of Synopsys on certain evidentiary issues to sanction us for erasure of certain computer files requested in discovery by Synopsys. These rulings mean that we must prove at trial that we did not take or use Synopsys’ source code or other confidential information, rather than the usual requirement that Synopsys provide such proof in the first instance. However, none of these rulings resolves any of the claims made by Synopsys in the case and the trial judge or jury can reach their own conclusions based upon the evidence presented at trial. We filed a motion for reconsideration of this order and in March 2003, the Court denied our motion, concluding that it was barred on procedural grounds. In January 2003, Synopsys filed a third amended complaint, which contained supplemental allegations but added no new claims or parties. We have filed an answer denying Synopsys’ allegations. This action is currently in discovery. Synopsys has requested unspecified damages of at least $25 million, an injunction, a constructive trust on unspecified intellectual property belonging to us and other relief. A trial date has not yet been set.

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

Activity on several other summary judgment motions has been suspended because the court stayed the federal litigation. In November 2002, Synopsys filed three motions for summary judgment. The first motion asked the court to enter judgment before trial that Nassda’s products infringe the ‘053 patent. The second motion asked the court to rule before trial against us on our defense that the ‘053 patent is unenforceable because Synopsys committed inequitable conduct in obtaining the patent. We submitted oppositions to both of these motions. Synopsys’ third motion asked the court to rule before trial against us on our remaining antitrust counterclaims. Because of the court’s prior rulings against us on our other antitrust counterclaims, we did not oppose this motion. In November 2002, we also filed a summary judgment motion, which asked the court to enter judgment before trial that our products do not infringe the ‘053 patent. Synopsys opposed this motion. The Court issued its order staying the federal litigation before the parties’ reply briefs were due.

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

At the Annual Meeting of Stockholders held on February 25, 2003, of the 25,425,093 shares of Nassda capital stock entitled to vote at the meeting, 22,526,404 were present in person or by proxy. The Nassda stockholders approved the following matters:

1.  A proposal to elect two Class I directors of the Company to serve until the Annual Meeting of Stockholders in 2006, until their successors are duly elected and qualified or until their earlier resignation or removal.

Nominee	Shares voted in favor	Shares voted against	Shares Withheld
Yen-Son (Paul) Huang	22,491,785	—	34,619
Sang S. Wang	22,507,785	—	18,619

The Class II directors, An-Chang Deng and Bernard Aronson, and the Class III director, Edward C.V. Winn, will serve until the Annual Meeting of Stockholders in 2004 and 2005, respectively, until their respective successors are duly elected and qualified or until their earlier resignation or removal.

2.  A proposal for the ratification of the appointment of Deloitte & Touche LLP as independent public accountants of the Company for the fiscal year ending September 30, 2003 was approved by a vote of 22,442,430 for, 83,149 votes opposed and 825 votes withheld.

3.  A proposal for the approval of the option grant limitations contained in the Company’s 2001 Stock Option Plan for the purposes of Section 162(m) of the Internal Revenue Code of 1986, as amended, was approved by a vote of 21,206,152 for, 1,319,277 votes opposed and 975 votes withheld.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit 99.1	Certification of Chief Executive Officer and Chief Financial Officer

(b)	Reports on Form 8-K

The Company filed a current report on Form 8-K on April 2, 2003 in connection with its earnings release.

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

Date: May 13, 2003

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

Date: May 13, 2003

/s/ TAMMY S. LIU Tammy S. Liu Chief Financial Officer and Vice President, Finance and Administration