Form 10-Q
period 2003-06-30
NASSDA CORP
filed 2003-08-04
CIK 1157624

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 000-33291

NASSDA CORPORATION

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	77-0494462 (I.R.S. Employer Identification Number)

2650 San Tomas Expressway, Santa Clara CA 95051-0953

(Address of Principal Executive Offices) (Zip Code)

Registrant’s telephone number, including area code: (408) 988-9988

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended).  Yes  ☒  No  ☐

At July 31, 2003, 25,912,987 shares of common stock of the Registrant were outstanding.

NASSDA CORPORATION

PART I—FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

NASSDA CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30, 2003	September 30, 2002 (1)
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$59,350	$43,157
Short-term investments	29,509	35,295
Accounts receivable, net of allowances of $92 and $87 at June 30, 2003 and September 30, 2002, respectively	2,944	4,156
Prepaid expenses and other current assets	1,125	553
Deferred income taxes	2,716	2,050

Total current assets	95,644	85,211
Property and equipment, net	836	784
Other assets	916	727

Total assets	$97,396	$86,722

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$575	$555
Accrued liabilities	6,030	6,994
Deferred revenue	9,061	6,065

Total current liabilities	15,666	13,614
Deferred revenue	960	—
Long-term liabilities	44	54

Total liabilities	16,670	13,668

Stockholders’ equity:
Common stock, par value $0.001: 110,000,000 shares authorized; 25,892,119 and 24,935,036 shares outstanding at June 30, 2003 and September 30, 2002, respectively	26	25
Additional paid-in capital	69,939	66,378
Deferred stock-based compensation	(1,346)	(2,208)
Accumulated other comprehensive income	13	6
Retained earnings	12,094	8,853

Total stockholders’ equity	80,726	73,054

Total liabilities and stockholders’ equity	$97,396	$86,722

(1)	Derived from the audited consolidated balance sheet of Nassda Corporation as of September 30, 2002

See accompanying notes to condensed consolidated financial statements.

NASSDA CORPORATION

CONDENSED CONSOLIDATED INCOME STATEMENTS

(in thousands, except per share data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2003	2002	2003	2002
	(unaudited)
Revenue:
Product	$1,892	$4,999	$9,735	$13,920
Subscription	3,558	2,622	10,749	6,662
Maintenance	2,058	1,301	6,158	3,453

Total revenue	7,508	8,922	26,642	24,035

Cost of revenue:
Product	69	22	198	157
Subscription	90	74	260	191
Maintenance	211	174	609	487

Total cost of revenue	370	270	1,067	835

Gross profit	7,138	8,652	25,575	23,200

Operating expenses:
Research and development	1,968	1,248	5,203	3,833
Sales and marketing	2,659	2,424	8,408	6,834
General and administrative	2,457	2,085	7,335	5,607
Stock-based compensation*	229	252	725	756

Total operating expenses	7,313	6,009	21,671	17,030

Income (loss) from operations	(175)	2,643	3,904	6,170
Interest income	222	320	746	655
Other income (expense), net	11	(1)	(19)	(6)

Income before taxes	58	2,962	4,631	6,819
Income tax benefit (provision)	138	(1,133)	(1,390)	(2,577)

Net income	$196	$1,829	$3,241	$4,242

Earnings per share:
Basic	$0.01	$0.08	$0.13	$0.22

Diluted	$0.01	$0.06	$0.11	$0.15

Shares used in computing earnings per share:
Basic	25,326	22,962	24,859	18,922

Diluted	28,546	29,375	28,652	27,432

*Stock-based compensation includes:
Research and development	$103	$107	$317	$321
Sales and marketing	67	87	233	261
General and administrative	59	58	175	174

Total	$229	$252	$725	$756

See accompanying notes to condensed consolidated financial statements.

NASSDA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended June 30,
	2003	2002
	(unaudited)
Operating activities
Net income	$3,241	$4,242
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	400	309
Stock-based compensation	725	756
Deferred income taxes	(859)	(303)
Changes in operating assets and liabilities:
Accounts receivable	1,212	(2,364)
Prepaid expenses and other current assets	(572)	136
Accounts payable	20	313
Accrued liabilities	536	2,650
Deferred revenue	3,956	1,334
Long-term liabilities	(10)	(1,554)

Net cash provided by operating activities	8,649	5,519

Investing activities
Purchase of short-term investments	(44,578)	(71,902)
Proceeds from maturity of short-term investments	50,378	52,124
Purchases of property and equipment	(452)	(222)
Other assets	(1)	41

Net cash provided by (used in) investing activities	5,347	(19,959)

Financing activities
Proceeds from issuance of common stock	2,197	57,545
Repurchase of common stock	—	(168)

Net cash provided by financing activities	2,197	57,377

Increase in cash and cash equivalents	16,193	42,937
Cash and cash equivalents, beginning of period	43,157	5,655

Cash and cash equivalents, end of period	$59,350	$48,592

Supplemental disclosure of cash flow information
Cash paid for income taxes	$72	$1,485

Supplemental schedule of noncash activities
Unrealized (gain)/loss on short-term investments	$(7)	$8

Deferred stock-based compensation (reversal)	$(135)	$(189)

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

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the interim financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

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

During the three and nine months ended June 30, 2003 and 2002, we had securities outstanding that could potentially dilute basic earnings per share in the future, but these securities were excluded in the computation of diluted earnings per share in such periods as their effect would have been antidilutive. At June 30, 2003 and 2002, weighted average options to purchase 2.3 million and 38,000 shares of common

NASSDA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

stock with a weighted average exercise price of $9.53 and $16.96 per share, respectively, were excluded from the diluted net income per share computation.

The following table is a reconciliation of the numerators and denominators used in computing basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2003	2002	2003	2002
Net income (numerator):	$196	$1,829	$3,241	$4,242

Shares (denominator):
Weighted average common shares outstanding	25,723	24,627	25,459	21,147
Weighted average common shares subject to repurchase	(397)	(1,665)	(600)	(2,225)

Shares used in basic computation	25,326	22,962	24,859	18,922
Weighted average common shares subject to repurchase	397	1,665	600	2,225
Common shares issuable upon exercise of stock options (treasury stock method)	2,823	4,748	3,193	4,545
Convertible preferred stock	—	—	—	1,740

Shares used in diluted computation	28,546	29,375	28,652	27,432

Basic earnings per share	$0.01	$0.08	$0.13	$0.22

Diluted earnings per share	$0.01	$0.06	$0.11	$0.15

4.	Comprehensive Income

The components of comprehensive income, net of tax, were as follows (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2003	2002	2003	2002
Net income	$196	$1,829	$3,241	$4,242
Unrealized gain/ (loss) on investments	3	38	7	(8)

Comprehensive Income	$199	$1,867	$3,248	$4,234

5.	Bonus and Management Compensation

During fiscal 2001, we accrued bonuses of $3.7 million earned by our employees. We paid approximately $2.0 million of these bonuses during fiscal 2002, with the majority of the amount paid in the first quarter of fiscal 2002. In the first three quarters of fiscal 2003, we paid $1.6 million of these bonuses with the remainder to be paid ratably over the last quarter of fiscal 2003. Employees whose employment by us terminates prior to the applicable payment date will receive the undistributed amounts on December 15, 2005. As of June 30, 2003, approximately $2,000 of these bonuses was classified as a long-term liability.

During fiscal 2002, we accrued bonuses of $760,000 earned by our employees. We anticipate that approximately $709,000 of these bonuses will be paid during fiscal 2003 and the remaining $51,000 will be paid during the first quarter of fiscal 2004. In the first three fiscal quarters of fiscal 2003, we paid $557,000 of these bonuses, with the remainder to be paid ratably over the last quarter of fiscal 2003 and the first quarter of 2004. As of June 30, 2003, none of these bonuses was classified as a long-term liability. Employees

NASSDA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

whose employment by us terminates prior to the applicable payment date will receive the undistributed amounts on December 15, 2006.

During the three months ended June 30, 2003, we accrued bonuses of $325,000 earned by our employees for services during that period. We anticipate that these bonuses will be paid during the first quarter of fiscal 2004.

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

We account for our stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees,” and its related interpretations. Accordingly, compensation expense has been recognized in the financial statements for employee stock arrangements to the extent the fair value of the underlying common stock exceeds the exercise price of the stock options at the date of grant. Deferred stock-based compensation of $2.5 million and $1.8 million was recorded during fiscal 2001 and fiscal 2000, respectively, for the excess of the fair value of the common stock underlying the options at the grant date over the exercise price of the options. These amounts are being amortized on a straight-line basis over the vesting period, generally four years. Amortization of deferred compensation related to employee grants was $725,000 and $756,000 for the nine months ended June 30, 2003 and 2002, respectively.

We account for stock-based awards to non-employees in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation”. Accordingly, we recognize the fair value for non-employee awards as stock compensation expense over the vesting terms of the awards. There were no stock-based awards to non-employees or amortization of stock compensation expenses recognized previously for non-employees during the nine months ended June 30, 2003 and 2002.

NASSDA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2003	2002	2003	2002
Stock Option Plans:
Risk-free interest rate	2.62%	4.00%	2.85%	4.00%

Expected volatility	85%	70%	92%	70%

Expected life (in years)	4.5	4.5	4.5	4.5

Expected dividend	0.0%	0.0%	0.0%	0.0%

Employee Stock Purchase Plan:
Risk-free interest rate	1.10%	1.86%	1.25%	1.86%

Expected volatility	85%	70%	92%	70%

Expected life (in years)	2.0	2.0	2.0	2.0

Expected dividend	0.0%	0.0%	0.0%	0.0%

If the computed minimum values of our stock-based awards to employees had been amortized to expense over the period of the awards as specified under SFAS No. 123, our pro forma net income (loss), basic income (loss) per share and diluted income (loss) per share under SFAS No. 123 (as compared to such items as reported) would have been as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2003	2002	2003	2002
Net income as reported	$196	$1,829	$3,241	$4,242
Add: stock based employee compensation expense included in reported net income, net of taxes	30	252	426	756
Less: stock-based employee compensation expense determined under fair value based method, net of taxes	(1,210)	(995)	(3,900)	(2.408)

Pro forma net income (loss)	$(984)	$1,086	$(233)	$2,590

Basic earnings per share:
As reported	$0.01	$0.08	$0.13	$0.22

Pro forma	$(0.04)	$0.05	$(0.01)	$0.14

Diluted earnings per share:
As reported	$0.01	$0.06	$0.11	$0.15

Pro forma	$(0.04)	$0.04	$(0.01)	$0.09

NASSDA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

8.	Contingencies

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

NASSDA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

In May 2001, Synopsys filed a complaint in the United States District Court, Northern District of California, San Jose division (Case No. CO1-20423 PVT) against us, alleging that our HSIM software infringes Synopsys U.S. Patent No. 5,878,053 entitled “Hierarchical Power Network Simulation and Analysis tool for reliability testing of Deep Submicron IC Designs” (the “053 patent”). Since the case began, Synopsys has also alleged that our subsequently released HSIM 2.0 and LEXSIM products, infringe the 053 patent. Synopsys has requested relief including damages from $4.1 million to $13.7 million and an injunction. Synopsys has also requested that any damage award be trebled for alleged willful infringement. In June 2001, we filed an answer to the complaint denying infringement of a valid, enforceable patent and asserting counterclaims. We have since amended our counterclaims. Our current counterclaims allege that, among other things, the 053 patent is invalid, unenforceable and not infringed and that Synopsys has violated federal antitrust and state unfair competition laws.

From time to time, the court has ruled on summary judgment motions in the case. In May 2002, the court granted summary judgment in favor of Synopsys on our invalidity defenses and counterclaims, concluding that they were barred by the doctrine of assignor estoppel. The court denied Synopsys’ motion with respect to our unenforceability defense and counterclaim. In November 2002, the court issued an order granting summary judgment in favor of Synopsys on certain antitrust counterclaims based on the doctrine of assignor estoppel. However, the court declined to rule on Synopsys’ motion with respect to our other antitrust and unfair competition counterclaims. In addition, the court issued a ruling construing the claims of the 053 patent in August 2002.

In September 2002, the U.S. Patent and Trademark Office granted our request for ex parte reexamination of the 053 patent based on prior art not previously considered by the Patent Office. We have moved to stay the federal litigation pending the outcome of the reexamination and the court granted our motion in December 2002. During the reexamination of the 053 patent, the Patent Office may determine that the subject matter in the patent is patentable as originally claimed, that the subject matter is patentable if the claims are modified or that the subject matter is not patentable. We cannot predict what the result of the reexamination procedure will be or how long it will take to complete.

Activity on several other summary judgment motions has been suspended because the court stayed the federal litigation. In November 2002, Synopsys filed three motions for summary judgment. The first

NASSDA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

motion asked the court to enter judgment before trial that Nassda’s products infringe the 053 patent. The second motion asked the court to rule before trial against us on our defense that the 053 patent is unenforceable because Synopsys committed inequitable conduct in obtaining the patent. We submitted oppositions to both of these motions. Synopsys’ third motion asked the court to rule before trial against us on our remaining antitrust counterclaims. Because of the court’s prior rulings against us on our other antitrust counterclaims, we did not oppose this motion. In November 2002, we also filed a summary judgment motion, which asked the court to enter judgment before trial that our products do not infringe the 053 patent. Synopsys opposed this motion. The Court issued its order staying the federal litigation before the parties’ reply briefs were due.

In June 2003, Synopsys filed a second complaint in the United States District Court, Northern District of California, San Francisco Division (Case No. C03-2664 RS) against us, alleging that the our products, including but not limited to HSIM and HANEX software products, infringe Synopsys U.S. Patent No. 6,249,898 entitled “Methods and Systems for Reliability Analysis of CMOS VLSI Circuits Based on Stage Partitioning and Node Activities” (“the 898 Patent”). On July 31, 2003, we filed an answer to the complaint denying infringement of a valid, enforceable patent and asserting counterclaims alleging that the 898 Patent is invalid, unenforceable and not infringed.

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

On July 1, 2003, a purported derivative complaint was filed against us and our directors in the United States District Court for the Northern District of California. This complaint alleged violations of California Corporations Code Section 25402, breach of fiduciary duty, waste of corporate assets and unjust enrichment based generally on the facts and circumstances alleged in the Synopsys litigations. The complaint seeks an unspecified amount of damages. The case is still in the preliminary stages, and it is not possible for us to quantify the extent of our potential liability, if any. An unfavorable outcome in this case could have a material adverse effect on our business, financial condition, results of operations and cash flow. In addition, the expense of defending any litigation may be costly and divert management’s attention from the day-to-day operations of our business.

NASSDA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Other Contingencies

We from time to time enter into certain types of contracts that contingently require us to indemnify parties against third party claims. These contracts primarily relate to: (i) certain agreements with our officers, directors and employees and third parties, under which we may be required to indemnify such persons for liabilities arising out of their duties to us and (ii) agreements under which we indemnify customers and partners for claims arising from intellectual property infringement.

The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, we have not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on our balance sheet as of June 30, 2003.

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

In October 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, or SFAS No. 144, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Assets to Be Disposed of. We adopted SFAS No. 144 for fiscal 2003 beginning October 1, 2002. The adoption of SFAS No. 144 had no impact on our financial position, results of operations or cash flows.

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

NASSDA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

compensation; therefore, the adoption of SFAS No. 148 is not expected to have an impact on our financial position, results of operation or cash flows.

In January 2003, the FASB issued FASB Interpretation 46 (FIN 46), “Consolidation of Variable Interest Entities.” FIN 46 clarifies the application of Accounting Research Bulletin 51, “Consolidated Financial Statements,” for certain entities that do not have sufficient equity at risk to finance their activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest (“variable interest entities”). Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected returns, or both. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. We are in the process of determining what impact, if any, the adoption of the provisions of FIN 46 will have upon our financial condition or results of operations, but do not expect that FIN 46 will have a material impact on our financial condition or results of operations.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (SFAS No. 149). SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 amends SFAS No. 133 for decisions made as part of the Derivatives Implementation Group process and in connection with implementation issues raised in relation to the application of the definition of a derivative. SFAS 149 is effective for contracts entered into or modified after June 30, 2003. We do not expect the requirements of SFAS No. 149 to have a material impact on our financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (SFAS No. 150), which requires that certain financial instruments be presented as liabilities that were previously presented as equity or as temporary equity. Such instruments include mandatory redeemable preferred and common stock, and certain options and warrants. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and is generally effective at the beginning of the first interim period beginning after June 15, 2003. We do not expect the requirements of SFAS No. 150 to have a material impact on our financial position or results of operations.

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

Overview

We are a leading provider of full-chip circuit simulation and analysis software for the design and verification of complex nanometer-scale semiconductors. We believe that our initial product, HSIM, is the industry’s first hierarchical simulator that meets the circuit verification challenges of today’s integrated circuit designs, and we believe our second product, LEXSIM, is the leading electronic design automation tool able to simulate the nanometer effects of both the power network and signal interconnects for complex integrated circuits, or ICs, with millions of transistors. In December 2002, we also released our third product, CRITIC, which we believe is the first design automation tool able to automatically provide accurate analysis of nanometer effects on critical signal paths and clock networks for complex, high-performance digital ICs comprised of millions of gates and developed with customer-owned tooling flows. In April 2003, we released version 3.0 of HSIM with many new enhancements and a new digital co-simulation interface option. In May 2003, we also announced the limited customer release of our fourth product, HANEX, which we believe to be the first hybrid analysis tool to automatically identify critical paths, including the impact of crosstalk effects on signal timing for custom complementary metal-oxide semiconductor digital designs with millions of elements.

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

Product Revenue — Perpetual Licenses

Historically, we had generated the majority of our total revenue from perpetual licenses. As more customers have been purchasing time-based licenses, product revenue as a percent of total revenue has been decreasing and accounted for only 25.2% of our total revenue for the three months ended June 30, 2003. We expect that over time product revenue will not continue to represent a majority of our revenue. Perpetual license customers pay a one-time license fee and are entitled to use the software as long as they desire. To receive support, periodic updates and new enhancements from us, perpetual license customers must purchase maintenance contracts.

Subscription Revenue — Time-Based Licenses

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

Quarterly Fluctuations

Through the fiscal quarter ended December 31, 2002, we achieved 13 quarters of sequential revenue growth. However, our revenue for the fiscal quarters ended March 31, 2003 and June 30, 2003 decreased sequentially. We believe the prolonged economic slowdown and seasonal factors in our business have caused and will continue to cause both the total revenue and each of the components to fluctuate from quarter to quarter. Our customers and prospective customers are controlling their spending even more in order to conserve capital and return to profitability, which causes extended sales cycles, smaller number of license purchases or decreased or canceled budgets and decreasing average selling prices. Other seasonal factors include the mix between perpetual and time-based licenses, timing of the renewals of time-based licenses and maintenance, and payment terms, which may impact the timing of revenue recognition. Further, commissions represent a significant portion of our sales force compensation, which is structured to encourage sales closures prior to fiscal year end. As a result, we expect that sales efforts will intensify in the fourth fiscal quarter, which could result in our revenue being lower in the first quarter of the subsequent fiscal year.

Deferred Revenue

Time-based licenses and maintenance that are invoiced in advance and are either paid or due are included in deferred revenue and recognized ratably over the contract period on a straight-line basis. Deferred revenue also consists of deferred perpetual license fees for which all of the revenue recognition criteria have not been met. Deferred revenue fluctuates depending on the timing of perpetual licenses meeting all the revenue recognition criteria, as well as the number, subscription period, payment terms, and timing of renewals of time-based licenses and maintenance contracts. Deferred revenue expected to be recognized beyond one year from the balance sheet date is classified as long-term deferred revenue.

Operating Expenses

Since our inception in August 1998, we have incurred substantial costs to develop our technology and products, recruit and train personnel for our engineering, sales and marketing and technical support departments and establish an administrative organization. We anticipate that our operating expenses will increase substantially in the future as we fund more research and development projects, increase our sales and marketing operations both domestically and internationally, develop new sales channels, broaden our technical support and improve our operational and financial systems. Our increased operating expenses will result primarily from higher headcount in all areas, and we expect our headcount to double over the next 18 to 24 months. In fiscal 2001, fiscal 2002 and the nine months ended June 30, 2003, legal fees and other expenses related to our litigation with Synopsys were $1.0 million, $5.6 million and $5.2 million, respectively. We also expect the cost of the Synopsys litigation to increase as we continue to defend ourselves vigorously and the lawsuits move toward trial. Additionally, we also expect costs related to being a public company, such as directors’ and officers’ liabilities insurance, professional fees and various filing fees to increase our general and administrative expenses. We believe that our operating expenses will grow in absolute dollars in future periods although the rate of growth in expenses from period to period may vary. We expect, however, that as a percent of revenue, operating expenses will fluctuate from quarter to quarter depending primarily upon the rate of growth in revenue. We will need to generate significant revenue in the future to maintain profitability.

To increase market share in international locations and better serve our customers, we plan to further expand our international operations selectively. As a result of these investments in our international operations, we may experience an increase in cost of sales and other operating expenses disproportionate to revenue from those operations.

In fiscal 2002, we accrued bonuses of an aggregate of $760,000 earned by our employees for their services in fiscal 2002. These bonuses will be paid over time on specified schedules. We paid $152,000 and $557,000 of these bonuses during the three and nine months ended June 30, 2003, respectively. If an employee who provided services to us in fiscal 2002 is not employed by us on the scheduled date of a given bonus payment, we will pay the amounts due to that employee on December 15, 2006. During the three months ended June 30, 2003, we accrued bonuses of $325,000 earned by our employees for services during the quarter then ended. We anticipate that these bonuses will be paid during the first quarter of fiscal 2004. In addition, our executive officers have orally agreed that they will not receive their base salaries in fiscal 2003. As a result of our significant bonus accruals in fiscal 2001 and fiscal 2002 and the foregone salaries in fiscal 2002 and fiscal 2003, our compensation expense in fiscal 2004 may not be consistent with that in fiscal 2001, fiscal 2002 or fiscal 2003.

Stock-Based Compensation

We recorded deferred stock-based compensation of $2.5 million in connection with stock option grants in fiscal 2001 and did not record any deferred stock-based compensation in fiscal 2002 or in the nine months ended June 30, 2003. We have been amortizing this stock-based compensation over the vesting period of the related options, which is generally four years. We amortized $2.4 million and $1.0 million of stock-based compensation in fiscal 2001 and fiscal 2002, respectively. During the three and nine months ended June 30, 2003, we recognized aggregate stock-based compensation expense of approximately $229,000 and $725,000, respectively. We expect aggregate stock-based compensation expense of approximately $229,000 during the remainder of fiscal 2003, approximately $842,000 during fiscal 2004 and approximately $275,000 during fiscal 2005.

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

Critical Accounting Policies

Revenue Recognition

We recognize revenue in accordance with the provisions of American Institute of Certified Public Accountants Statement of Position 97-2, Software Revenue Recognition, as amended.

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

Sales Commission Accrual and Expenses

Sales commissions are earned and paid to our sales force for each order received, shipped and collected. Based on our policies, we pay a portion of the sales commissions based on both bookings and collections and the commission rate varies depending on each sales person’s ability to attain his or her annual quota. Commission rates increase as the sales person achieves a certain percentage of his or her annual quota. We determine an estimated average annual commission rate during the first three fiscal quarters for purposes of accruing commissions. We adjust the balance of the commission’s accrual and the actual commission expense at the end of each fiscal year based on each sales person’s actual commission rates.

Results of Operations

The following table sets forth the results of our operations expressed as a percent of total revenue. Our historical operating results are not necessarily indicative of the results for any future period.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2003	2002	2003	2002
Revenue:
Product	25.2%	56.0%	36.5%	57.9%
Subscription	47.4	29.4	40.4	27.7
Maintenance	27.4	14.6	23.1	14.4

Total revenue	100.0	100.0	100.0	100.0

Cost of revenue:
Product	0.9	0.2	0.7	0.7
Subscription	1.2	0.8	1.0	0.8
Maintenance	2.8	2.0	2.3	2.0

Total cost of revenue	4.9	3.0	4.0	3.5

Gross profit	95.1	97.0	96.0	96.5

Operating expenses:
Research and development	26.2	14.0	19.5	16.0
Sales and marketing	35.4	27.2	31.6	28.4
General and administrative	32.7	23.4	27.5	23.3
Stock-based compensation	3.1	2.8	2.7	3.1

Total operating expenses	97.4	67.4	81.3	70.8

Income (loss) from operations	(2.3)	29.6	14.7	25.7
Interest income	3.0	3.6	2.8	2.7
Other income (expense), net	0.1	—	(0.1)	—

Income before taxes	0.8	33.2	17.4	28.4
Income tax benefit (provision)	1.8	(12.7)	(5.2)	(10.8)

Net income	2.6%	20.5%	12.2%	17.6%

Three and Nine Months Ended June 30, 2003

Revenue

Total Revenue. Our revenue consists of product, subscription and maintenance revenue. Total revenue decreased by 15.8%, or $1.4 million, to $7.5 million in the three months ended June 30, 2003 from $8.9 million for the three months ended June 30, 2002. The decline in total revenue stemmed from a shift toward time-based licenses as customers purchased fewer perpetual license and lower demand due to much tighter budgets. Total revenue increased by 10.8%, or $2.6 million, to $26.6 million for the nine months ended June 30, 2003 from $24.0 million for the nine months ended June 30, 2002 due to an increase in our end user base, resulting in substantial growth in subscription and maintenance revenue, partially offset by decreases in additional perpetual license sales.

Revenue from sales outside of North America accounted for 36.0% and 28.2% of total revenue for the three months ended June 30, 2003 and 2002, respectively, and 38.0% and 39.2% of total revenue for the nine months ended June 30, 2003 and 2002, respectively. The percent of total revenue from outside of North America increased for the three months ended June 30, 2003 as compared to the same period in 2002 due to domestic revenue growing at a slower rate than revenue from outside of North America. Revenue from Japan was 13.1% and 10.8% of our total revenue in the three months ended June 30, 2003 and 2002, respectively, and 14.1% and 19.5% of total revenue for the nine months ended June 30, 2003 and 2002, respectively. No other country outside North America accounted for more than 10% of our total revenue in any of these periods. We expect that revenue from sales outside of North America will continue to account for a significant portion of our total revenue in the future.

Marubeni Solutions, our exclusive distributor for Japan, accounted for approximately 13.1% and 10.8% of our total revenue for the three months ended June 30, 2003 and 2002, respectively, and 14.1% and 19.5% of total revenue for the nine months ended June 30, 2003 and 2002, respectively. Broadcom Corporation accounted for approximately 11.5% of our total revenue for the nine months ended June 30, 2003 and 10.3% of our total revenue for the three months ended June 30, 2002. Micron Technology, Inc. accounted for approximately 17.8% of our total revenue for the three months ended June 30, 2002. No other direct customer or distributor accounted for more than 10% of our total revenue during any of these periods.

Deferred revenue includes perpetual license fees for which all of the revenue recognition criteria are not been met, time-based license fees that have been invoiced and for which we recognize revenue ratably over the term of the license period, and maintenance fees on perpetual licenses for which we also recognize revenue ratably over the term of the maintenance period. Our total short-term and long-term deferred revenue increased to $10.0 million as of June 30, 2003 from $6.1 million as of September 30, 2002 and from $7.5 million as of March 31, 2003. We expect deferred revenue to fluctuate from quarter to quarter due to the number of additional time-based license purchases, the timing of renewals of time-based licenses and maintenance and their respective payment terms. Deferred revenue may not increase if more customers prefer quarterly payments for time-based licenses and maintenance.

Product Revenue. Product revenue decreased by 62.2%, or $3.1 million, to $1.9 million for the three months ended June 30, 2003 from $5.0 million for the three months ended June 30, 2002, and decreased by 30.1%, or $4.2 million, to $9.7 million for the nine months ended June 30, 2003 from $13.9 million for the nine months ended June 30, 2002. These decreases were primarily due to more customers, particularly major accounts, purchasing time-based licenses as compared to perpetual licenses and lower customer demand due to tighter budgets in a prolonged economic downturn. As a percent of total revenue, product revenue decreased to 25.2% for the three months ended June 30, 2003 from 56.0% for the three months ended June 30, 2002 and decreased to 36.5% for the nine months ended June 30, 2003 from 57.9% for the nine months ended June 30, 2002, as the sales of perpetual licenses was outpaced by growth in the sales of time-based licenses.

Subscription Revenue. Subscription revenue increased by 35.7%, or $936,000, to $3.6 million for the three months ended June 30, 2003 from $2.6 million for the three months ended June 30, 2002, and increased by 61.3%, or $4.1 million, to $10.7 million for the nine months ended June 30, 2003 from $6.6 million for the nine months ended June 30, 2002. The increases were primarily due to new customers purchasing time-based licenses, as well as existing customers purchasing additional time-based licenses and renewing their expired time-based licenses. As a percent of total revenue, subscription revenue rose to 47.4% for the three months ended June 30, 2003 from 29.4% for the three months ended June 30, 2002 and rose to 40.4% for the nine months ended June 30, 2003 from 27.7% for the nine months ended June 30, 2002. We expect time-based licenses to account for an increasing proportion of total revenue in the future.

Maintenance Revenue. Maintenance revenue increased by 58.2%, or $757,000, to $2.1 million for the three months ended June 30, 2003 from $1.3 million for the three months ended June 30, 2002 and increased by 78.3%, or $2.7 million, to $6.2 million for the nine months ended June 30, 2003 from $3.5 million for the nine months ended June 30, 2002. The increases in maintenance revenue were due to the increase in the number of perpetual licenses in the installed base. As a percent of total revenue, maintenance revenue increased to 27.4% for the three months ended June 30, 2003 from 14.6% for the three months ended June 30, 2002 and increased to 23.1% for the nine months ended June 30, 2003 from 14.4% for the nine months ended June 30, 2002. We expect maintenance revenue to vary as a percent of total revenue based on the growth rate of product revenue relative to subscription revenue and the proportion of customers with perpetual licenses renewing annual maintenance. If maintenance revenue increases as a percent of total revenue, our gross profit as a percent of total revenue, or gross margin, may decrease because of lower margins on maintenance revenue than product revenue due to incremental maintenance support costs.

Cost of Revenue

Cost of Product Revenue. Cost of product revenue consists primarily of royalties due from us to third parties under original equipment manufacturer arrangements. We incur only minimal costs to deliver our software as the product and documentation are primarily sent electronically. Our cost of product revenue increased by 213.6%, or $47,000, to $69,000 for the three months ended June 30, 2003 from $22,000 for the three months ended June 30, 2002 and increased by 26.1%, or $41,000, to $198,000 for the nine months ended June 30, 2003 from $157,000 for the nine months ended June 30, 2002, due to an increase in the sublicensing of third-party products. As a percent of total revenue, the cost of product revenue increased to 0.9% for the three months ended June 30, 2003 from 0.2% for the three months ended June 30, 2002 and remained constant at 0.7% for the nine months ended June 30, 2003 and 2002. We expect the cost of product revenue as a percent of total revenue to continue to vary based on the sales of third-party products.

Cost of Subscription Revenue. Cost of subscription revenue consists primarily of personnel and allocated overhead expenses for support of time-based licenses. Our cost of subscription revenue increased by 21.6%, or $16,000, to $90,000 for the three months ended June 30, 2003 from $74,000 for the three months ended June 30, 2002 and increased by 36.1% or $69,000, to $260,000 for the nine months ended June 30, 2003 from $191,000 for the nine months ended June 30, 2002. The increases in cost of subscription revenue were primarily due to the increase in personnel and other costs associated with the support of a larger number of time-based licenses. As a percent of total revenue, the cost of subscription revenue increased to 1.2% for the three months ended June 30, 2003 from 0.8% for the three months ended June 30, 2002 and increased to 1.0% for the nine months ended June 30, 2003 from 0.8% for the nine months ended June 30, 2002. We expect the absolute dollar amount of the cost of subscription revenue to increase over the next 12 months.

Cost of Maintenance Revenue. Cost of maintenance revenue consists primarily of personnel and other expenses related to providing maintenance support to our customers who purchase perpetual licenses. Our cost of maintenance revenue increased by 21.3%, or $37,000, to $211,000 for the three months ended June 30, 2003 from $174,000 for the three months ended June 30, 2002 and increased by 25.1%, or $122,000, to $609,000 for the nine months ended June 30, 2003 from $487,000 for the nine months ended June 30, 2002. The increases in cost of maintenance revenue were primarily due to increased hiring of dedicated support personnel to provide support to a growing installed user base. As a percent of total revenue, the cost of maintenance revenue increased to 2.8% for the three months ended June 30, 2003 from 2.0% for the three months ended June 30, 2002 and increased to 2.3% for the nine months ended June 30, 2003 from 2.0% for the nine months ended June 30, 2002. The increase in the cost of maintenance revenue as a percent of total revenue was primarily due to the additional resources required in supporting an increasing number of perpetual licensees. We expect that the absolute dollar amount of cost of maintenance revenue will grow in the next 12 months as we continue to increase support for our growing base of domestic and international customers.

Operating Expenses

Research and Development. Research and development expenses consist of engineering costs to develop new products, enhance existing products and perform quality assurance activities. Our research and development expenses increased by 57.7%, or $720,000, to $2.0 million for the three months ended June 30, 2003 from $1.3 million for the three months ended June 30, 2002 and increased by 35.7%, or $1.4 million, to $5.2 million for the nine months ended June 30, 2003 from $3.8 million for the nine months ended June 30, 2002. The increases in research and development expenses were primarily due to the hiring of additional research and development personnel, partially offset by decreases in bonuses. Research and development headcount increased to 43 at June 30, 2003 from 35 at June 30, 2002. As a percent of total revenue, research and development expenses increased to 26.2% in the three months ended June 30, 2003 from 14.0% in the three months ended June 30, 2002 and increased to 19.5% in the nine months ended June 30, 2003 from 16.0% in the nine months ended June 30, 2002. We anticipate that research and development expenses will continue to increase in absolute dollars in the future.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions, travel, promotional and advertising costs. Our sales and marketing expenses increased by 9.7%, or $235,000, to $2.7 million for the three months ended June 30, 2003 from $2.4 million for the three months ended June 30, 2002 and increased by 23.0%, or $1.6 million, to $8.4 million for the nine months ended June 30, 2003 from $6.8 million for the nine months ended June 30, 2002. The absolute dollar increases in sales and marketing expenses were primarily due to the hiring of additional sales, application engineering, and marketing personnel, which increased to 47 at June 30, 2003 from 44 at June 30, 2002, and, to a lesser extent, increased travel, trade show and other marketing activities and the expansion of our sales offices. As a percent of total revenue, sales and marketing expenses increased to 35.4% in the three months ended June 30, 2003 from 27.2% in the three months ended June 30, 2002 and increased to 31.6% in the nine months ended June 30, 2003 from 28.4% in the nine months ended June 30, 2002. We expect that sales and marketing expenses will continue to increase in absolute dollars in future periods as we further expand our global sales and support organization.

General and Administrative. General and administrative expenses represent corporate, finance, human resource, administrative, legal and consulting expenses. Our general and administrative expenses increased by 17.8%, or $372,000, to $2.5 million for the three months ended June 30, 2003 from $2.1 million for the three months ended June 30, 2002 and increased by 30.8%, or $1.7 million, to $7.3 million for the nine months ended June 30, 2003 from $5.6 million for the nine months ended June 30, 2002. As a percent of total revenue, general and administrative expenses increased to 32.7% for the three months ended June 30, 2003 from 23.4% for the three months ended June 30, 2002 and increased to 27.5% for the nine months ended June 30, 2003 from 23.3% for the nine months ended June 30, 2002. The increases in general and administrative expenses were primarily due to legal fees, cost of public company compliance reporting and liability insurance. General and administrative headcount increased to 11 at June 30, 2003 from 10 at June 30, 2002. We expect that general and administrative expenses will continue to increase in absolute dollars to support the growth of our future operations, as well as from increased legal fees, liability insurance and the costs of public company compliance reporting.

Stock-Based Compensation. Stock-based compensation expense decreased by 9.1%, or $23,000, to $229,000 for the three months ended June 30, 2003 from $252,000 for the three months ended June 30, 2002 and decreased by 4.1%, or $31,000, to $725,000 for the nine months ended June 30, 2003 from $756,000 for the nine months ended June 30, 2002. As a percent of total revenue, stock-based compensation expense increased to 3.1% for the three months ended June 30, 2003 from 2.8% for the three months ended June 30,

2002, but decreased to 2.7% for the nine months ended June 30, 2003 from 3.1% for the nine months ended June 30, 2002 due to decreases in revenue.

Interest Income

Interest income decreased by 30.6%, or $98,000, to $222,000 for the three months ended June 30, 2003 from $320,000 for the three months ended June 30, 2002 due to lower interest rates. Interest income increased by 13.7%, or $90,000, to $745,000 for the nine months ended June 30, 2003 from $655,000 for the nine months ended June 30, 2002 due to profitability and positive cash flow, which increased our cash balances and resulted in increased interest income, despite lower interest rates. As a percent of total revenue, interest income decreased to 3.0% for the three months ended June 30, 2003 from 3.6% for the three months ended June 30, 2002 but increased to 2.8% for the nine months ended June 30, 2003 from 2.7% for the nine months ended June 30, 2002.

Other Income (Expense), Net

Our other income (expense), net remained relatively small and was immaterial for the three and nine months ended June 30, 2003 and 2002.

Income Tax Benefit (Provision)

Income tax benefit (provision) as a percent of income before taxes was a benefit of 237.9% for the three months ended June 30, 2003 as compared to a provision of 38.3% for the three months ended June 30, 2002. Income tax provision as a percent of income before taxes was 30.0% for the nine months ended June 30, 2003 as compared to 37.8% for the nine months ended June 30, 2002. The decrease in the effective tax rate from the prior year was primarily due to increased permanent tax differences, as pre-tax income for fiscal 2003 is expected to be lower than fiscal 2002. In addition, we have experienced more tax benefits during fiscal 2003 as compared to fiscal 2002 related to exercises of stock options for which stock-based compensation has been recorded.

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

As of June 30, 2003, we had cash, cash equivalents and short-term investments of $88.9 million and working capital of $80.0 million.

Net cash provided by operating activities was $8.6 million for the nine months ended June 30, 2003 and $5.5 million for the nine months ended June 30, 2002. Net cash provided by operating activities for the nine months ended June 30, 2003 resulted primarily from net income, increases in deferred revenue and accrued liabilities and a decrease in accounts receivable, partially offset by increases in prepaid expenses and other current assets. Net cash provided by operating activities for the nine months ended June 30, 2002 resulted primarily from net income and increases in accrued liabilities and deferred revenue, offset by decreases in long term liabilities and increases in accounts receivable.

Net cash provided by investing activities was $5.3 million for the nine months ended June 30, 2003, primarily related to the net proceeds from maturity of short-term investment securities and partially offset by purchases of property and equipment. Net cash used in investing activities was $20.0 million for the nine months ended June 30, 2002, primarily related to the purchases of short-term investment securities and purchases of property and equipment.

Net cash provided by financing activities was $2.2 million for the nine months ended June 30, 2003 and $57.4 million for the nine months ended June 30, 2002. For the nine months ended June 30, 2003, net cash provided by financing activities was from proceeds generated by stock option exercises and the employees stock purchase plan. For the nine months ended June 30, 2002, net cash provided by financing activities was primarily from the net proceeds of the sale of five million shares of common stock in our December 2001 initial public offering and an additional 750,000 shares in January 2002 pursuant to the exercise of the over-allotment option by our underwriters.

Capital expenditures were approximately $452,000 for the nine months ended June 30, 2003 and $222,000 for the nine months ended June 30, 2002. Our capital expenditures consisted of purchases of computer equipment, software and office furniture and fixtures. We expect to invest approximately $100,000 during the remainder of fiscal 2003 for similar assets.

As of June 30, 2003, we had no borrowings, lines of credit, outstanding equipment leases or lease lines.

We intend to continue to invest heavily in the development of new products and enhancements to existing products. We also intend to increase our sales and marketing operations. Our future liquidity and capital requirements will depend on numerous factors, including:

•	the amount and timing of orders and their respective payment terms;

•	the extent to which our existing and new products gain market acceptance;

•	the extent to which customers continue to renew annual time-based licenses and maintenance;

•	the cost and timing of expansion of product research and development efforts, including such efforts outside North America, and the success of these development efforts;

•	the cost and timing of expansion of sales and marketing activities, including such activities outside North America;

•	the cost of legal fees related to the defense of the claims filed against us by Synopsys and defense of the derivative complaint; and

•	available borrowings under future credit arrangements, if any.

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

In January 2003, the FASB issued FASB Interpretation 46 (FIN 46), “Consolidation of Variable Interest Entities.” FIN 46 clarifies the application of Accounting Research Bulletin 51, “Consolidated Financial Statements,” for certain entities that do not have sufficient equity at risk to finance their activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest (“variable interest entities”). Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected returns, or both. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. We are in the process of determining what impact, if any, the adoption of the provisions of FIN 46 will have upon our financial condition or results of operations, but do not expect that this statement will have a material impact on our financial condition or results of operations.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (SFAS No. 149). SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 amends SFAS No. 133 for decisions made as part of the Derivatives Implementation Group process and in connection with implementation issues raised in relation to the application of the definition of a derivative. SFAS 149 is effective for contracts entered into or modified after June 30, 2003. We do not expect the requirements of SFAS No. 149 to have a material impact on our financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (SFAS No. 150), which requires that certain financial instruments be presented as liabilities that were previously presented as equity or as temporary equity. Such instruments include mandatory redeemable preferred and common stock, and certain options and warrants. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and is generally effective at the beginning of the first interim period beginning after June 15, 2003. We do not expect the requirements of SFAS No. 150 to have a material impact on our financial position or results of operations.

Factors Affecting Future Results

We have relied and expect to continue to rely on HSIM for a substantial majority of our revenue, and a decline in sales of licenses for HSIM could cause our revenue to decline.

Historically, we have derived substantially all of our revenue from HSIM. We believe HSIM is the first hierarchical simulator that meets the circuit verification challenges of complex nanometer semiconductors. We expect that the revenue from this product will continue to account for substantially all of our revenue for at least the next 12 months. The electronic design automation software market, including the market for hierarchical simulator software, is characterized by rapid technological change, frequent new product introductions, uncertain product life cycles and evolving industry standards. If our competitors introduce new products and/or offer aggressive pricing that compete with HSIM, our revenue could decline materially and our results of operations could be harmed. For instance, in the first three quarters of fiscal 2003, certain competitors were offering extremely competitive prices either by substantial discounting or bundling their products which resulted in a longer sales cycle for HSIM or delays by prospective customers in making their purchasing decisions. Since we expect HSIM to continue to account for substantially all of our revenue in the remainder of fiscal 2003 and fiscal 2004, any factors adversely affecting the pricing of our licenses of or demand for HSIM, including competition or technological change, could cause our revenue to decline materially and our business to suffer.

Our revenue would decline substantially if our existing customers do not purchase additional licenses or renew existing time-based licenses and maintenance from us.

We rely on additional perpetual and time-based license revenue from our existing customers, as well as annual maintenance renewals for our perpetual licenses and renewal of our time-based licenses when they expire. Even if we are successful in generating revenue from our software to new customers, if our existing customers do not purchase additional licenses for our software, renew their annual maintenance for perpetual licenses or renew their time-based licenses when they expire, we would experience a decline in revenue. For the first three quarters of fiscal 2003, our revenue from perpetual licenses has been decreasing as a result of more customers’ preference to purchase time-based licenses and lower demand due to much tighter budgets. Revenue from time-based licenses and maintenance has increased steadily over the last 12 months and we expect it to continue to increase. For instance, for the three months ended June 30, 2003, 74.8% of our total revenue was derived from time-based licenses and maintenance as compared to 44.0% for the three months ended June 30, 2002. As more of our revenue is attributed to time-based licenses, our revenue could decline materially if our customers do not renew their existing time-based licenses or purchase additional licenses.

If semiconductor design and manufacturing companies continue to experience recession or other conditions which impact their operating budgets, they may delay or cancel purchases of our software, which would reduce our revenues and cause our business to suffer.

The primary customers for our software are semiconductor design and manufacturing companies. Any significant downturn in our customers’ markets, or domestic and global conditions, which result in the reduction of research and development budgets or the delay of software purchases, would likely result in a decline in demand for our software and services and could harm our business. Since early 2000, the semiconductor industry has experienced a substantial decline in order volume and revenue and that downturn has continued. This could result in our customers delaying or canceling the purchase of our software. Any of these occurrences could have a significant impact on our operating results, revenue and costs and may cause the market price of our common stock to decline or become more volatile. For example, we experienced a substantial change in customers’ behavior during the three months ended March 31, 2003 due to the prolonged economic downturn and concerns for their own financial stability. Consequently, as a cost-cutting measure, customers either suspended or reduced their capital budgets dramatically, which adversely affected our revenue. In addition, we were unable to meet revenue and earnings expectations for the quarter ended March 31, 2003 and had to lower our revenue and earnings guidance for the quarter ended June 30, 2003. As a result, the market price of our common stock was negatively impacted.

In addition, the markets for semiconductor products are cyclical. For example, in recent years certain Asian countries have experienced significant economic difficulties, including currency devaluation and instability, business failures and a depressed business environment. More recently, certain Asian countries have also experience difficulties from concerns about and the impact of closures due to SARS. These difficulties have triggered a significant downturn in the semiconductor market, resulting in reduced budgets for chip design tools, which, in turn, has negatively impacted us. We cannot predict what impact the prolonged economic slowdown and in particular, the semiconductor industry, will have on our business, but it may result in fewer purchases of licenses of our software, substitution to our lower priced configurations by customers who previously licensed our higher priced configurations or nonrenewal of time-based licenses or maintenance. If the current economic slowdown continues, we may not meet our revenue expectations for upcoming quarters.

We are currently a defendant in three lawsuits brought by Synopsys and a derivative complaint. The prosecution of these lawsuits could have a substantial negative impact on our business. Should Synopsys prevail, we may be required to pay substantial monetary damages or be prevented from selling our software.

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

In May 2001, Synopsys filed a complaint in the United States District Court, Northern District of California, San Jose division (Case No. CO1-20423 PVT) against us, alleging that our HSIM software infringes Synopsys U.S. Patent No. 5,878,053 entitled “Hierarchical Power Network Simulation and Analysis tool for reliability testing of Deep Submicron IC Designs” (the “053 patent”). Since the case began, Synopsys has also alleged that our subsequently released HSIM 2.0 and LEXSIM products, infringe the 053 patent. Synopsys has requested relief including damages from $4.1 million to $13.7 million and an injunction. Synopsys has also requested that any damage award be trebled for alleged willful infringement. In June 2001, we filed an answer to the complaint denying infringement of a valid, enforceable patent and asserting counterclaims. We have since amended our counterclaims. Our current counterclaims allege that, among other things, the 053 patent is invalid, unenforceable and not infringed and that Synopsys has violated federal antitrust and state unfair competition laws.

From time to time, the court has ruled on summary judgment motions in the case. In May 2002, the court granted summary judgment in favor of Synopsys on our invalidity defenses and counterclaims, concluding that they were barred by the doctrine of assignor estoppel. The court denied Synopsys’ motion with respect to our unenforceability defense and counterclaim. In November 2002, the court issued an order granting summary judgment in favor of Synopsys on certain antitrust counterclaims based on the doctrine of assignor estoppel. However, the court declined to rule on Synopsys’ motion with respect to our other antitrust and unfair competition counterclaims. In addition, the court issued a ruling construing the claims of the 053 patent in August 2002.

In September 2002, the U.S. Patent and Trademark Office granted our request for ex parte reexamination of the 053 patent based on prior art not previously considered by the Patent Office. We have moved to stay the federal litigation pending the outcome of the reexamination and the court granted our motion in December 2002. During the reexamination of the 053 patent, the Patent Office may determine that the subject matter in the patent is patentable as originally claimed, that the subject matter is patentable if the claims are modified or that the subject matter is not patentable. We cannot predict what the result of the reexamination procedure will be or how long it will take to complete.

Activity on several other summary judgment motions has been suspended because the court stayed the federal litigation. In November 2002, Synopsys filed three motions for summary judgment. The first motion asked the court to enter judgment before trial that Nassda’s products infringe the 053 patent. The second motion asked the court to rule before trial against us on our defense that the 053 patent is unenforceable because Synopsys committed inequitable conduct in obtaining the patent. We submitted oppositions to both of these motions. Synopsys’ third motion asked the court to rule before trial against us on our remaining antitrust counterclaims. Because of the court’s prior rulings against us on our other antitrust counterclaims, we did not oppose this motion. In November 2002, we also filed a summary judgment motion, which asked the court to enter judgment before trial that our products do not infringe the 053 patent. Synopsys opposed this motion. The Court issued its order staying the federal litigation before the parties’ reply briefs were due.

In June 2003, Synopsys filed a second complaint in the United States District Court, Northern District of California, San Francisco Division (Case No. C03-2664 RS) against us, alleging that the our products, including but not limited to HSIM and HANEX software products, infringe Synopsys U.S. Patent No. 6,249,898 entitled “Methods and Systems for Reliability Analysis of CMOS VLSI Circuits Based on Stage Partitioning and Node Activities” (“the 898 Patent”). On July 31, 2003, we filed an answer to the complaint denying infringement of a valid, enforceable patent and asserting counterclaims alleging that the 898 Patent is invalid, unenforceable and not infringed.

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

On July 1, 2003, a purported derivative complaint was filed against us and our directors in the United States District Court for the Northern District of California. This complaint alleged violations of California Corporations Code Section 25402, breach of fiduciary duty, waste of corporate assets and unjust enrichment based generally on the facts and circumstances alleged in the Synopsys litigations. The complaint seeks an unspecified amount of damages. The case is still in the preliminary stages, and it is not possible for us to quantify the extent of our potential liability, if any. An unfavorable outcome in this case could have a material adverse effect on our business, financial condition, results of operations and cash flow. In addition, the expense of defending any litigation may be costly and divert management’s attention from the day-to-day operations of our business.

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

Purchases of licenses of our software are largely dependent upon the commencement of new design projects by semiconductor manufacturers and their customers, the number of design engineers and the increasing complexity of designs. Since late 2000, the semiconductor industry has experienced a sharp decline in orders and revenue and many companies have reduced the number of design engineers and/or design projects. The outlook for the electronics industry is uncertain and we cannot predict how long the current downturn will last. Many semiconductor manufacturers and vendors of products incorporating semiconductors continue to announce earnings shortfalls and employee layoffs.

Budget cuts have impacted the number of orders we receive from our customers and our customers in general have been seeking larger discounts and extended payment terms or purchasing time-based licenses in lieu of more costly perpetual licenses. We believe our customers’ and potential customers’ internal budgets have been and will continue to be subject to heightened scrutiny and the time required to receive budgetary approvals has lengthened. We cannot predict whether purchases of licenses of our software will be further deferred due to budget constraints or whether the number of complex nanometer-scale semiconductor design starts by our customers will be slower or decline even further.

If we lose any of our key personnel, our ability to manage our business and continue our growth would be negatively impacted.

Our future success depends in part on our ability to enhance our existing products and achieve market acceptance of new, innovative products and technologies. Our software and technologies are complex and to successfully implement our business strategy and manage our business, an in depth understanding of circuit design and the physical behavior of complex nanometer-scale semiconductors is required. We depend substantially on the expertise of Sang S. Wang, our Chairman and Chief Executive Officer, and our existing engineering personnel, especially An-Chang Deng, our President, and our other founders. We do not have long-term employment agreements with our founders and the loss of the services of any of our key employees could adversely affect our business and slow our product development process. We do not maintain key person life insurance on any of our employees. Further, four of our executive officers have agreed to work without receiving salary during fiscal 2002 and 2003. If any or all of these executive officers must be replaced, we would incur unexpected expenses relating to the payment of salaries to the replacement executive officers during fiscal 2003.

If we do not continue to expand our sales force and customer service and support organization, our revenue may not grow.

Approximately 76.8% of our total revenue in the nine months ended June 30, 2003, 72.1% of our total revenue in fiscal 2002 and 61.2% of our total revenue in fiscal 2001 were from our direct sales efforts. Our software requires sophisticated sales efforts by experienced and knowledgeable personnel. Competition for these individuals is intense due to the limited number of people available with the necessary sales experience and technical understanding of electronic design automation products. Hiring customer service and support personnel is also very competitive in our industry due to the limited number of people available with the necessary technical skills. Our sales and support staff consisted of 45 persons as of June 30, 2003. If we are unable to successfully train and integrate sales and support personnel and continue to identify, hire, train and retain new qualified individuals, our revenue may not grow.

If we are unable to attract and retain qualified research and development personnel, our business will suffer.

There are a limited number of qualified software engineer and research and development personnel with the necessary experience and understanding of complex nanometer-scale semiconductor design products in the San Francisco Bay Area, where our primary facility is located. The scarcity of qualified persons may cause us to incur higher salary costs or require us to provide larger stock option grants. We have a small research and development facility in Taiwan, out of which four of our engineers currently operate, to broaden the pool of software engineers from which we can recruit. We cannot assure you that this strategy will help us satisfy our need for qualified personnel. Further, we may encounter other difficulties with managing geographically separate research and development activities. If we fail to attract, motivate and retain engineers and research and development personnel, we may be unable to develop or enhance our software or meet the demands of our customers in a timely manner and our business would suffer.

Because we rely on distributors for a large portion of our revenue, our revenue could decline if our existing distributors do not continue to market our software.

A majority of our sales outside North America and Europe are conducted through distributors. Sales by our distributors accounted for approximately 23.2% of our total revenue in the nine months ended June 30, 2003, 27.9% of our total revenue in fiscal 2002 and 38.8% of our total revenue in fiscal 2001. We rely on Marubeni Solutions Corp. as the exclusive distributor of our software in Japan. Sales to Marubeni Solutions accounted for 14.1% of our total revenue in the nine months ended June 30, 2003, 15.0% of our accounts receivable at June 30, 2003, 19.4% of our total revenue in fiscal 2002 and 23.0% of our accounts receivable at September 30, 2002. We cannot be certain that we will be able to attract distributors that market our software effectively or provide timely and cost effective user support and service. Further, our agreements with our distributors provide exclusive distribution rights, but do not obligate the distributor to purchase any amount of licenses of our software or sell licenses of our software. Consequently, one or more of our distributors may not continue to represent our software or devote a sufficient amount of effort and resources to selling our licenses of software in their territories. We may from time to time be forced to terminate relationships with distributors who do not maintain an appropriate level of sales. We may also decide to sell our software in a particular territory directly and terminate relationships with a particular distributor. As a result, our sales in a given territory may decrease substantially or cease until a suitable replacement distributor can be found or we are able to establish or provide adequate sales and support efforts for that territory. Even if we are successful in selling licenses of our software through new distributors, the rate of growth of our total revenue could be harmed if our existing distributors do not continue to sell licenses of our software.

If we fail to adequately match our expenses to anticipated revenue in any given quarter, our operating results could fall below market expectations and cause the price of our stock to decline.

Because of the prolonged economic downturn, seasonal fluctuations in our business, cyclicality of the semiconductor industry and the rapidly evolving market for complex nanometer-scale semiconductors, our ability to accurately forecast our quarterly revenue is limited. As a result, it is difficult to predict the revenue we will recognize in any given quarter.

We expect to experience seasonal fluctuations in our revenue due to:

•	financial stability and outlook of our customers;

•	capital budgeting and purchasing cycles of our customers;

•	economic incentives for our sales force;

•	lengthening of the sales cycle due to limited resources as a result of layoffs by our customers, longer approval process, summer holidays, particularly in Europe and Japan; and

•	the number of orders received for perpetual licenses versus time-based licenses.

Commissions represent a significant portion of our sales force compensation, which is structured to encourage sales closures prior to fiscal year end. As a result, we expect that sales efforts will intensify in the fourth fiscal quarter, which could result in our revenue being flat or slightly lower in the first quarter of the subsequent fiscal year.

It is difficult for us to evaluate the degree to which these factors may reduce our sales because our revenue growth historically had masked the impact of these factors. In addition, most of our costs are relatively fixed in the short term and our business may not grow rapidly enough to absorb the costs of our personnel and facilities. As a result, we may be unable to reduce our expenses to avoid or minimize the negative impact on our quarterly operating results if anticipated revenue is not realized. For example, for the three months ended March 31, 2003, our revenue and earnings fell short of our previous guidance and market expectation and we revised our guidance for the quarter ended June 30, 2003 and fiscal 2003 to project much lower revenue and earnings than previously given, which negatively impacted the trading price of our common stock. Although we were able to achieve revenue and earnings results that met the revised guidance for the three months ended June 30, 2003, we did not see any meaningful improvements in our customers’ spending pattern and our outlook continues to be cautious. These trends could materially affect our quarter to quarter operating results, which could negatively impact our stock price.

We may not succeed in creating market acceptance for LEXSIM, CRITIC and HANEX, and our operating results may decline as a result.

We released our second major product, LEXSIM, in May 2002, our third product, CRITIC, in December 2002 and our fourth product, HANEX, in May 2003. To date, LEXSIM, CRITIC and HANEX have accounted for only an immaterial portion of our revenues. Even though we do not expect LEXSIM, CRITIC or HANEX to account for a meaningful percentage of our total revenue until fiscal 2004, our future growth and profitability could be affected by our ability to increase sales of these new products. Furthermore, marketing new products requires significant additional expenses and resources. If we fail to market them successfully, our profitability may decline.

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

If we were to experience a delay in our orders, it could harm our ability to meet our forecasts or investors’ expectations for a given quarter and ultimately result in the decrease of our stock price. Further, if our sales cycle unexpectedly lengthens in general, it would adversely affect the timing of our revenue recognition, which could cause us not to meet market expectations and cause our stock price to suffer. For instance, for the three months ended June 30, 2003 and March 31, 2003, our revenue decreased as compared to the previous quarters because we experienced longer sales cycles, which negatively impacted our ability to received orders and recognize revenue.

Our expansion into international markets will result in higher personnel costs or distributor commissions and could reduce our operating margins.

In order to penetrate international markets further, we must either expand the number of distributors who sell licenses of our software or increase our direct international sales presence. As we increase our direct international sales presence, our sales efforts may be delayed as we begin our local sales activities and we may incur higher personnel costs that may not result in additional revenue. These costs and the time to establish a local sales presence could harm our operating results. We may not realize corresponding growth in operating margins from growth in international sales due to the higher costs of these sales. We have increased our sales and support resources in Europe over the last two years and have established offices in France, Germany, United Kingdom and Israel. However, the expected returns on those investments have not been realized, primarily due to the economic slowdown. To date, we have relied primarily on international distributors in Asia and have only recently begun to employ direct sales personnel in Singapore and India. Even if we expand our direct and indirect international selling efforts, our efforts may not create or increase international market demand for our software or generate revenue sufficient to recoup the cost of this expansion.

If we experience losses in the future, the market price of our common stock could decline.

Although we had net income for the past 15 quarters, with substantially lower net income for the last two fiscal quarters, we may incur losses in the future. In order to fund our operations and implement our strategies, we must continue to increase our investment in research and development, sales and marketing and other operations. As a result, we will need to generate significant revenue to maintain profitability. If we do not maintain profitability, the market price of our common stock may decline, perhaps substantially.

We anticipate that our expenses will increase substantially in the next 12 months as we:

•	increase our sales and marketing activities, particularly by expanding our direct sales force;

•	continue to increase the size and number of locations of our support organization;

•	continue to invest in research and development to enhance our existing products and technologies and develop new circuit simulation and analysis products;

•	implement additional internal systems, develop additional infrastructure and hire additional management to keep pace with our growth; and

•	continue to defend ourselves vigorously against the three lawsuits brought by Synopsys.

Any failure to significantly increase our revenue as we implement our strategies would also harm our ability to maintain profitability and could negatively impact the market price of our common stock.

If we are not able to preserve the value of our software’s intellectual property, our business will suffer.

Our software is differentiated from that of our competitors by our internally developed technology. If we fail to protect our intellectual property, other vendors could sell circuit simulation and analysis software with capabilities similar to ours, and this could reduce demand for our software. We protect our intellectual property through a combination of copyright, patent, trade secret and trademark laws. We have a patent program and to date have filed two patent applications, one of which was issued by the U.S. Patent and Trademark Office in June 2003. We generally enter into confidentiality or license agreements with our employees, consultants and corporate partners, and generally seek to control access to our intellectual property and the distribution of our software, documentation and other proprietary information. However, we believe that these measures afford only limited protection. Others may develop technologies that are similar or superior to our technology or design around the copyrights and trade secrets we own. Unauthorized parties may attempt to copy or otherwise obtain and use our software or technology. Policing unauthorized use of our software is difficult and expensive, and we cannot be certain that the steps we have taken will prevent misappropriation of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as those in the United States. If our means of protecting our proprietary rights is inadequate or ineffective, our business may be severely harmed.

A protracted infringement claim or a significant damage award would adversely impact our operating results.

Substantial litigation and threats of litigation regarding intellectual property rights exist in our industry. We expect that circuit simulation and analysis design software may be increasingly subject to third-party infringement claims as the number of competitors in our industry segment grows and the functionality of products in different industry segments overlaps. We are not aware of any valid proprietary rights of third parties that our software infringes. We are currently a defendant in three lawsuits brought by Synopsys. Additional third parties other than Synopsys may claim that we infringe their intellectual property rights. Any claims, with or without merit, could:

•	be time consuming to defend;

•	result in costly litigation and/or damage awards;

•	divert our management’s attention and resources;

•	cause customers to cancel or delay orders;

•	cause product shipment delays; or

•	require us to seek to enter into royalty or licensing agreements.

These royalty or licensing agreements may not be available on terms acceptable to us, if at all. A successful claim of product infringement against us or our failure to license the infringed or similar technology could adversely affect our business. We would not be able to sell licenses of the impacted software without exposing ourselves to litigation risk and damages or we may be required to redevelop the software and incur significant additional expense. Because we expect to derive substantially all of our revenue from HSIM in fiscal 2003 and fiscal 2004, anything that would limit our ability to license HSIM would harm our business.

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

Customers outside North America accounted for 38.0% of our total revenue in the nine months ended June 30, 2003, 42.0% of our total revenue in fiscal 2002 and 51.0% of our total revenue in fiscal 2001. We plan to increase our international sales activities, but we have limited experience marketing and directly licensing our software internationally.

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

In order to establish strategic relationships with semiconductor technology leaders and leading electronic design automation tool providers, we may need to expend significant resources and will need to commit a significant amount of management time and attention, with no guarantee of success. We may be unable to establish key industry strategic relationships if any of the following occur:

•	potential industry partners become concerned about our ability to protect their intellectual property;

•	potential industry partners develop their own solutions to address circuit simulation and analysis of complex nanometer-scale semiconductors;

•	our competitors establish relationships with industry partners with which we seek to establish a relationship; or

•	potential industry partners attempt to restrict our ability to enter into relationships with their competitors.

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

We expect that a substantial majority of our revenue will continue to come from sales of HSIM in the remainder of fiscal 2003 and fiscal 2004. We depend on the growing use of circuit simulation and analysis software to design complex nanometer-scale semiconductors for use in portable consumer electronics, networking equipment and other applications. The market for complex nanometer-scale semiconductors may not grow if customers choose to use other types of semiconductors that might be more affordable or available with shorter time-to-market schedules. This could cause electronic equipment manufacturers to limit the number of new complex nanometer-scale semiconductors they design and would reduce their need for our software. If demand for our software were to decline, we may choose to lower the prices of our software or we may sell fewer licenses and have lower maintenance renewal rates. In addition, if equipment manufacturers do not widely adopt the use of complex nanometer-scale semiconductors or if there is a wide acceptance of alternative semiconductors that provide enhanced capabilities, the market price of our stock could decline due to our lower operating results or investors’ assessment that the growth potential for licenses of our software is limited.

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

Large electronic design automation vendors, such as Cadence Design Systems, Mentor Graphics or Synopsys, may acquire or establish cooperative relationships with our other current competitors, including private companies. For example, Synopsys acquired Avant! Corporation, a provider of a wide range of electronic design automation products, in June 2002, Numerical Technologies, Inc., a provider of sub-wavelength lithography-enabling technology, in February 2003, and InnoLogic Systems, Inc., a provider of memory and full-custom equivalence checking technology, in June 2003. Because large electronic design automation vendors have significant financial and organizational resources, they may be able to further penetrate our markets by leveraging the technology and expertise of smaller companies and utilizing their own extensive distribution channels. We expect that the electronic design automation product industry will continue to consolidate. For example, Mentor Graphics completed a cash tender offer for IKOS Systems, Inc., a functional verification company, in March 2002, and for Innoveda, Inc., an electronic design automation company, in May 2002. Additionally, Cadence Design Systems completed its acquisition of Plato Design Systems, Inc., a design technology company, in April 2002, Simplex Solutions, a provider of software and services for the design and verification of integrated circuits, in June 2002, Celestry Design Technologies, Inc., a provider of silicon modeling and circuit simulation tools, in January 2003, and Get2Chip, Inc., a provider of advanced nanometer-scale synthesis technology, in April 2003 and entered into a definitive agreement to acquire Verplex Systems, Inc., a provider of formal verification electronic design software, in July 2003. It is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share, which would harm our business and financial prospects.

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

Our growth could place a significant strain on our management systems and resources and we may be unable to effectively control our costs and implement our business strategies as a result.

Our total number of employees increased from 89 as of June 30, 2002 to 101 as of June 30, 2003. Our productivity and the quality of our software may be adversely affected if we do not integrate, train and motivate our new employees quickly and effectively and manage our resources efficiently. We also cannot be sure that our revenue will continue to grow at a sufficient rate to absorb the costs associated with the increased personnel.

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

We develop products primarily in the United States and sell those products primarily in North America, Europe and Japan. Our revenue for sales outside of North America was approximately 36.0% in the three months ended June 30, 2003, 28.2% in the three months ended June 30, 2002, 38.0% in the nine months ended June 30, 2003 and 39.2% in the nine months ended June 30, 2002. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. As all of our sales are currently made in United States dollars, a strengthening of the United States dollar could make our software less competitive in foreign markets.

Our interest income is sensitive to changes in the general level of United States interest rates, particularly since the majority of our investments are in short-term instruments. We expect that our interest income will be negatively affected by recent declines in short-term interest rates. A sensitivity analysis assuming a hypothetical 10% movement in interest rates applied to our cash equivalent and short-term investments balances at June 30, 2003 would change interest income by approximately $90,000 on an annual basis. However, due to the nature of our short-term investments, we have concluded that we do not have material market risk exposure.

We invest funds in excess of current operating requirements in short-term tax exempt and taxable instruments that meet high credit quality standards, as specified in our investment policy. The policy also limits the amount of credit exposure to any one issue, issuer or type of instrument. As of June 30, 2003, our cash, cash equivalents and short-term investments primarily consisted of the following instruments:

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

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. It should be noted, however, that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

(b) Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting during the period covered by this Quarterly Report that had materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In May 2001, Synopsys filed a complaint in the United States District Court, Northern District of California, San Jose division (Case No. CO1-20423 PVT) against us, alleging that our HSIM software infringes Synopsys U.S. Patent No. 5,878,053 entitled “Hierarchical Power Network Simulation and Analysis tool for reliability testing of Deep Submicron IC Designs” (the “053 patent”). Since the case began, Synopsys has also alleged that our subsequently released HSIM 2.0 and LEXSIM products, infringe the 053 patent. Synopsys has requested relief including damages from $4.1 million to $13.7 million and an injunction. Synopsys has also requested that any damage award be trebled for alleged willful infringement. In June 2001, we filed an answer to the complaint denying infringement of a valid, enforceable patent and asserting counterclaims. We have since amended our counterclaims. Our current counterclaims allege that, among other things, the 053 patent is invalid, unenforceable and not infringed and that Synopsys has violated federal antitrust and state unfair competition laws.

From time to time, the court has ruled on summary judgment motions in the case. In May 2002, the court granted summary judgment in favor of Synopsys on our invalidity defenses and counterclaims, concluding that they were barred by the doctrine of assignor estoppel. The court denied Synopsys’ motion with respect to our unenforceability defense and counterclaim. In November 2002, the court issued an order granting summary judgment in favor of Synopsys on certain antitrust counterclaims based on the doctrine of assignor estoppel. However, the court declined to rule on Synopsys’ motion with respect to our other antitrust and unfair competition counterclaims. In addition, the court issued a ruling construing the claims of the 053 patent in August 2002.

In September 2002, the U.S. Patent and Trademark Office granted our request for ex parte reexamination of the 053 patent based on prior art not previously considered by the Patent Office. We have moved to stay the federal litigation pending the outcome of the reexamination and the court granted our motion in December 2002. During the reexamination of the 053 patent, the Patent Office may determine that the subject matter in the patent is patentable as originally claimed, that the subject matter is patentable if the claims are modified or that the subject matter is not patentable. We cannot predict what the result of the reexamination procedure will be or how long it will take to complete.

Activity on several other summary judgment motions has been suspended because the court stayed the federal litigation. In November 2002, Synopsys filed three motions for summary judgment. The first motion asked the court to enter judgment before trial that Nassda’s products infringe the 053 patent. The second motion asked the court to rule before trial against us on our defense that the 053 patent is unenforceable because Synopsys committed inequitable conduct in obtaining the patent. We submitted oppositions to both of these motions. Synopsys’ third motion asked the court to rule before trial against us on our remaining antitrust counterclaims. Because of the court’s prior rulings against us on our other antitrust counterclaims, we did not oppose this motion. In November 2002, we also filed a summary judgment motion, which asked the court to enter judgment before trial that our products do not infringe the 053 patent. Synopsys opposed this motion. The Court issued its order staying the federal litigation before the parties’ reply briefs were due.

In June 2003, Synopsys filed a second complaint in the United States District Court, Northern District of California, San Francisco Division (Case No. C03-2664 RS) against us, alleging that the our products, including but not limited to HSIM and HANEX software products, infringe Synopsys U.S. Patent No. 6,249,898 entitled “Methods and Systems for Reliability Analysis of CMOS VLSI Circuits Based on Stage Partitioning and Node Activities” (“the 898 Patent”). On July 31, 2003, we filed an answer to the complaint denying infringement of a valid, enforceable patent and asserting counterclaims alleging that the 898 Patent is invalid, unenforceable and not infringed.

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

On July 1, 2003, a purported derivative complaint was filed against us and our directors in the United States District Court for the Northern District of California. This complaint alleged violations of California Corporations Code Section 25402, breach of fiduciary duty, waste of corporate assets and unjust enrichment based generally on the facts and circumstances alleged in the Synopsys litigations. The complaint seeks an unspecified amount of damages. The case is still in the preliminary stages, and it is not possible for us to quantify the extent of our potential liability, if any. An unfavorable outcome in this case could have a material adverse effect on our business, financial condition, results of operations and cash flow. In addition, the expense of defending any litigation may be costly and divert management’s attention from the day-to-day operations of our business.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit 31	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

The Company filed current reports on Form 8-K on April 2, 2003 and April 16, 2003 in connection with its earnings releases.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 4, 2003	NASSDA CORPORATION

	By:	/s/ SANG S. WANG
Sang S. Wang Chief Executive Officer and Chairman (Principal Executive Officer)

	By:	/s/ TAMMY S. LIU
Tammy S. Liu Vice President of Finance and Administration and Chief Financial Officer (Principal Financial and Accounting Officer)