Form 10-K
period 2003-09-30
NASSDA CORP
filed 2003-11-26
CIK 1157624

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended September 30, 2003
OR
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 000-33291

NASSDA CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	77-0494462 (I.R.S. Employer Identification Number)

2650 San Tomas Expressway
Santa Clara, California 95051
(Address of principal executive offices, including zip code))

(408) 988-9988
(Registrant's Telephone Number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark if the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended). ☒

        The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing sale price of the Registrant's common stock on March 31, 2003, the last business day of Registrant's most recently completed second fiscal quarter, as reported on the Nasdaq National Market, was approximately $55,041,406. Shares of common stock held by each executive officer and director and by each person who may be deemed to be an affiliate of the Registrant have been excluded from this computation. The determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes. As of November 14, 2003, the Registrant had 26,247,661 shares of its common stock, $0.001 par value, issued and outstanding.

        DOCUMENTS INCORPORATED BY REFERENCE

        The Registrant has incorporated by reference into Part III of this Form 10-K portions of its Proxy Statement for the 2004 Annual Meeting of Stockholders.

NASSDA CORPORATION

ANNUAL REPORT ON FORM 10-K

For The Fiscal Year Ended September 30, 2003

PART I

        This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 about Nassda Corporation ("Nassda," "we," "us" or "our company"). These statements include, among other things, statements concerning our future operations, financial condition and prospects, and business strategies. The words "may," "will," "continue," "estimate," "project," "intend," "believe," "expect," "anticipate" and other similar expressions generally identify forward-looking statements. Forward-looking statements in this Form 10-K include, but are not limited to, statements regarding the following: the effectiveness and advantages of our products, our marketing and product development strategies, factors relating to demand for our products, hiring of additional personnel, the proprietary nature of our products, including infringement and enforcement of proprietary rights, competition and our ability to compete, sufficiency of our facilities and resolution of legal proceedings.

        Investors in our common stock are cautioned not to place undue reliance on forward-looking statements. Forward-looking statements are not guarantees of future performance. The forward-looking statements are subject to substantial risks and uncertainties that could cause our future business, financial condition, or results of operations to differ materially from our historical results or currently anticipated results. Investors should carefully review the information contained under the caption "Factors Affecting Future Results" contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in, or incorporated by reference into, this report. All forward-looking statements are based on information available to us on the date hereof, and we assume no obligation to update forward-looking statements. These forward-looking statements are made in reliance upon the safe harbor provision of The Private Securities Litigation Reform Act of 1995.

ITEM 1.    Business

Overview

        We are a leading provider of full-chip circuit simulation and analysis software for the design and verification of complex nanometer-scale semiconductors. We believe that our initial product, HSIM, which as of April 2003 was available in Version 3.0, is the industry's first hierarchical simulator that meets the circuit verification challenges of today's integrated circuit designs, and we believe our second product, LEXSIM, is the leading electronic design automation tool able to simulate the nanometer effects of both the power network and signal interconnects for complex integrated circuits, or ICs, with millions of transistors. In December 2002, we released our third product, CRITIC, which we believe is the first electronic design automation tool able to provide accurate analysis of nanometer effects automatically on critical signal paths and clock networks for complex, high-performance digital ICs with high-end applications specific integrated circuits (ASIC) or customer-owned tooling flows. In April 2003, we released version 3.0 of HSIM with many new enhancements and a new digital co-simulation interface option. In May 2003, we also announced the limited customer release of our fourth product, HANEX, which we believe to be the first hybrid timing analysis tool to automatically identify critical paths and report timing violations, which incorporate the impact of crosstalk effects on signal delays in high-speed custom digital ICs. By enabling semiconductor designers to identify and correct nanometer design and verification problems, our software provides a number of key benefits to our customers, including an improved ability to achieve first silicon success, reduced chip production costs, accelerated time-to-market through shortened design cycles and enhanced chip performance.

        We were incorporated in California in August 1998. We reincorporated in Delaware in September 2001. Our principal executive offices are located at 2650 San Tomas Expressway, Santa Clara, California 95051. Our telephone number at that location is (408) 998-9988. Our website is www.nassda.com, which includes links to reports we have filed with or furnished to the Securities Exchange Commission, such as our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports. The contents of our website are not incorporated by reference in this Annual Report on Form 10-K.

Industry Background

        Technological advances in the semiconductor industry have stimulated strong demand for communications equipment, personal computers, wireless devices, digital consumer and other semiconductor-based products. Competition and the rapid pace of electronic innovation have also decreased the life cycles of these products, making time-to-market critical to the success of new product introductions. Electronics manufacturers have been able to offer smaller, higher performance products by using faster and more complex semiconductors. These advances have been driven in significant part by reductions in the size of semiconductor circuit elements, or feature sizes. Feature sizes have shrunk from 3.0 microns in the 1980s to 0.5 microns ten years ago and 0.09 microns, or 90 nanometers, today. Several semiconductor companies have begun their efforts of developing the technology necessary for feature sizes that are 65 nanometers and below. We believe that the proportion of chips with feature sizes at or below 0.18 microns, which we refer to as nanometer-scale semiconductors, will increase significantly in the future.

        Decreasing feature sizes have enabled the development of higher capacity and more complex memory and processor circuits, as well as systems-on-a-chip, or SoCs. SoCs combine traditionally separate microprocessor, memory and communications devices onto a single chip. Mixed-signal designs combine both analog and digital circuits. Today's SoCs typically incorporate embedded memory blocks with digital and analog circuit components. SoCs offer significant cost, power and performance advantages over systems that use discrete chips to achieve the same functionality.

  Complex Nanometer-Scale Semiconductor Design Flow

        The sequence of procedures used to develop and verify integrated circuit designs is commonly referred to as the design flow. This design flow can be broadly divided into two types: a digital design flow and a custom design flow, including analog, mixed-signal and memory designs. Complex SoCs devices that incorporate multiple memory and analog components use separate design flows for the analog/mixed - signal/memory and digital portions of the design. The digital design flow is relatively straightforward and designers can use simple models of the logic gates to describe the design. Analog, mixed-signal and memory components require a more complex design flow that models the circuit at the transistor-level to account for the greater circuit sensitivity to transistor behavior and electrical effects from the interconnects, or the wires connecting individual transistors.

        As semiconductor designs continue to incorporate increasingly smaller nanometer-scale feature sizes, circuit simulation and analysis in both the digital and custom design flows become more critical to ensure that chips function as intended. In nanometer-scale semiconductors, transistors and interconnects are so densely packed that the different components of a chip may interact in unintended ways and interfere with the proper functioning of the whole chip. The pre-layout verification stage assumes that the wiring or interconnect is ideal and these effects are either ignored or estimated in the analysis. These effects can be more accurately analyzed after the design has been committed to a specific layout for a silicon chip. This is known as the post-layout stage of the design process. Most of these unintended physical and electrical interactions, or parasitic effects, are negligible at larger feature sizes and thus have traditionally been ignored in chip design. As designs become more dense, however, accurate circuit simulation and analysis of transistor behavior and parasitic effects become fundamentally important and critical to the successful design and manufacture of complex nanometer-scale semiconductors.

  Challenges of Complex Nanometer-Scale Semiconductor Design and Verification

        The trends toward nanometer-scale feature sizes and the increased use of embedded memories, analog and mixed-signal components have created new challenges for detailed simulation and analysis of designs prior to manufacture. In addition, the integration of designs from third-party suppliers, known as intellectual property, or IP, cores, into SoCs dramatically increases the total transistor count, thus creating additional potential points of failure. As feature sizes decrease, the parasitic effects that occur in nanometer-scale analog and mixed-signal circuits make the design and analysis of these circuits increasingly more difficult than digital circuits. As a result, circuit verification of complex nanometer-scale semiconductor designs requires sophisticated simulation and analysis of the following:

  •
  Functionality. Semiconductor designs must be verified to determine whether they meet their exact functional specifications. These simulations determine whether the chips will operate as intended under a variety of scenarios and conditions. Simulating functionality of complex nanometer-scale semiconductors overwhelms the capacity and performance of traditional simulation tools. Functional verification of mixed-signal SoC designs is even more challenging because the analog and memory portions of the circuit require a highly accurate simulator.

  •
  Timing behavior. Electrical signals must move through a semiconductor at precise time intervals in order for the chip to function properly at the specified operating frequency. As feature sizes continue to shrink, it becomes increasingly difficult to determine the impact of parasitic effects on signal propagation timing. This makes it more difficult to determine whether the signal timing for the entire nanometer-scale semiconductor design is correct because there are numerous possible signal paths and all signals must work synchronously.

  •
  Power behavior. Due to the demand for extended battery life of electronic products and low semiconductor packaging costs, nanometer-scale semiconductors must consume power within product specifications. Power supply current simulation, leakage current simulation and power analysis are necessary to help predict the power level for a given circuit and reduce any excessive power to ensure power consumption remains at or below the design specification.

  •
  Electrical supply. Maintaining appropriate electrical supplies to all components of a chip is crucial for proper chip performance. As the complexity of nanometer-scale semiconductors increases, it becomes difficult to predict the impact of fluctuations in local electrical supply voltages. This problem is exacerbated when the overall supply voltage level decreases in supporting smaller feature-sized circuits. These supply voltage fluctuations can lead to circuit performance degradation or functionality failure.

  •
  Signal integrity. Feature size reductions have decreased the distances between interconnects. These reduced distances increase the likelihood of unintended interference between signals flowing through adjacent wires. This problem is exacerbated by high speed designs and the use of mixed-signal integrated circuits in which analog components are particularly susceptible to interference from digital components. As the feature sizes decrease to 0.13 microns or lower, the nonlinear or non-digital device behavior may also cause signal integrity degradation and must be addressed.

  •
  Nonlinear device behavior. The nonlinear device behavior at 0.13 micron process node or below is an intrinsic nature of semiconductor device physics, which can complicate circuit response assumed in large feature sized circuits. Under nanometer-scale conditions, certain presumed digital circuit operations may exhibit analog circuit behavior unexpected by the designer, which must be addressed for achieving the design success.

  •
  Thermal effects. As currents pass through resistors in a circuit, heat is generated. In a dense circuit operating at a high clock frequency, excessive heat may raise the chip temperature and cause the circuit to function differently. Thermal effects usually cause high temperature circuit component areas (hot spots) to operate at reduced signal speeds and therefore create overall chip performance degradation and possible functional errors.

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

        Designers using traditional simulation software must perform partial simulations by partitioning the circuit into smaller blocks and verifying them independently. Independent simulation and analysis of these blocks alone may lead to a potential for error when these independent blocks are ultimately integrated. For example, when all components are brought together, inconsistent signal exchanges among adjacent blocks, subtle timing errors or an excessive local supply voltage drop can cause a design to fail, or total power usage may exceed specified limits. If the design fails, the chip must be redesigned and remanufactured, which can be time consuming and costly. We believe that the cost for the redesign and remanufacture of a flawed semiconductor may be $1.0 million or more for a 0.18 micron semiconductor. We expect this cost to increase substantially for semiconductors with feature sizes of 0.13 microns and lower.

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

The Nassda Solution

        We provide full-chip circuit simulation and analysis software solutions for the design and verification of complex nanometer-scale semiconductor designs. Our software helps our customers reduce time-to-market and achieve first silicon success by simulating and analyzing complex chip designs rapidly and accurately. Our software assists semiconductor designers to confirm that their designs perform as intended at the pre-layout and post-layout verification stages. In particular, our software enables our customers to simulate and analyze the behavior of designs at the level of the semiconductor's smallest and most fundamental circuit structures, consisting of transistors and interconnect elements.

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

  •
  Accelerated time-to-market through shortened design cycles. Our software has the ability to rapidly simulate and analyze complex nanometer-scale semiconductor designs, which assists our customers in shortening their design cycles and accelerating their products' time-to-market. Time-to-market is critical to our customers' ability to remain competitive and capture market share.

  •
  Enhanced chip performance and reliability. Our software is designed to help our customers design and produce faster, lower power and more reliable chips. Our software's capacity enables customers to simulate designs that are significantly more complex without sacrificing quality of results. We believe that by enabling customers to simulate and analyze larger, more complex designs more rapidly and accurately, our customers can develop more reliable products with higher performance and lower power consumption. Our software's rapid processing time also enables our customers to optimize their designs through additional analyses without lengthening the design cycle.

  •
  Broad application. Designers can use our software in several stages of the semiconductor design flow. Early in the design process, our software helps designers to design and optimize circuit blocks, as well as to characterize IP cores. Later, at the post-layout stage of the design process, our software assists customers to simulate, analyze and optimize timing and power behavior to determine whether the entire chip will function correctly and meet design, power and timing specifications. Our software also is applicable to a wide range of semiconductor products ranging from analog, mixed-signal, memory, SoCs to high-speed ASIC and custom digital circuits. The capabilities provided by our software go beyond circuit simulation and include hybrid timing analysis, supply voltage fluctuation analysis and power rail and signal interconnect current density reliability analyses.

  •
  Ease of adoption and integration. We designed our software to be easy to learn, use and integrate into a customer's existing design flow. Because our software is compatible with standard formats supported in most design environments such as SPICE, DSPF and SPEF, the integration becomes straightforward and most designers require minimal training to become proficient users.

        Key features of our software include the following:

  •
  High capacity. Our software is designed to simulate and analyze chips of up to a billion transistors efficiently and accurately. Our software accomplishes this through our hierarchical database technology that stores repeated instances of identical subcircuits efficiently, thereby reducing memory usage substantially and increasing simulation capacity. Identical subcircuits need to be captured and maintained only once, which makes the simulation more efficient and less prone to error. As a result, our software is capable of performing simulation and analysis of significantly larger designs at the transistor-level than traditional solutions. In addition, at the post-layout stage, the number of extracted parasitic elements can be as high as tens to hundreds of millions. Our software can read in these elements in tens of gigabytes of data volume and manage to process them and create reduced equivalent network structures for final simulation and analyses. We believe that our software is the most capable in handling large post-layout circuit verification on the market today.

  •
  Full-chip simulation capability. The capacity afforded by our hierarchical technology enables our software to simulate and analyze not just large circuit blocks but also full-chip designs rapidly. Full-chip simulation is critical in complex nanometer-scale designs because the circuit behavior of individual blocks may differ from the behavior of those blocks in a full-chip environment and it is necessary to ascertain the functionality, timing and power behavior of the chip as a whole. Only through such full-chip verification and analyses can a complex nanometer-scale silicon success be assured.

  •
  Speed and accuracy. In addition to increased capacity, our hierarchical database and simulation algorithms also substantially reduce the computing time required for complex circuit simulation and analyses. Relative to traditional circuit simulation software, our software generates more rapid and more accurate results. Shorter turnaround time for each simulation can help reduce the design and verification cycle and allow more thorough analyses at circuit level. By analyzing the design at the transistor level, our software achieves a higher level of accuracy which gives more reliable simulation results and correlates with real silicon more closely. Applying the hybrid analysis approach, there is no need to use test vectors as in simulation and hence the overall analysis efficiency can be increased significantly.

  •
  Digital, analog and memory circuit simulation. Our software is designed to concurrently simulate digital, analog and memory circuit components inside the entire chip. We believe this full-chip concurrent analysis capability is critical to designers who would otherwise have to use separate software to test these different circuit types separately. Independent analysis of separate blocks may not ensure that the entire design will perform as intended when the blocks are integrated. Only concurrent simulation and analyses can provide the final verification of all aspects of the whole circuit with various analog, digital and memory components to meet the overall product specifications.

  •
  Timing analysis. Our software conducts timing simulations and dynamic or hybrid timing analysis at the transistor level and reports timing problems to the designers. By analyzing the design at the transistor level, our software provides accurate timing information not available in digital simulators or analyzers performing at the logic gate level. Our software can also analyze timing changes due to electrical, temperature and manufacturing variations so that designers can determine whether the design will operate properly under varied operating conditions. Among the electrical influences, cross coupling capacitors may cause serious concerns to signal delays as the feature size goes below 130 nm. Our software captures the coupling capacitance effects on delays accurately and hence provides the most reliable timing analysis results.

  •
  Power and reliability analysis. The power analysis capabilities of our software predict the power consumption with very high accuracy in complex nanometer-scale designs. Because our software predicts power usage and localizes unintended power loss quickly and accurately, entire designs can be optimized to provide the desired performance with reduced power consumption. Our software further uses the concurrently calculated currents on power rails and signal interconnects to identify current density reliability problems in these metal-wiring structures. Such metal migration problems usually will not appear initially during early chip operations in a system and thus can be very difficult to detect. After a period of time, the conductivity of the metal interconnect becomes eroded, timing errors emerge and even wire breakdown may occur when an excessive local metal migration takes place.

  •
  Simulation of parasitic effects. Our software is designed to simulate the physical and electrical problems, or parasitic effects, that arise in complex nanometer-scale designs without sacrificing considerable speed or accuracy. These parasitic effects, if not fully understood and analyzed, can cause silicon failures. For example, our software simulates signal integrity problems associated with interference among interconnects that may arise noticeably and obscure real signals as feature sizes are reduced. The inductor induced signal oscillations or ground voltage bouncing can introduce further signal integrity degradation. Additionally, our software is designed to accurately simulate the effects of electrical supply voltage drops on performance and handle the introduction of large amount of parasitic data without significant speed reduction as compared to traditional simulation tools.

Nassda Strategy

        Our goal is to become the leader in full-chip circuit simulation, analysis and optimization of complex nanometer-scale semiconductor designs. To achieve this goal, we have pursued and intend to continue to pursue the following strategies:

        Enhance technology leadership position.    We intend to maintain and expand our technology leadership position in the field of circuit simulation and analyses of complex nanometer-scale semiconductor designs by continuing to devote significant resources to technology development. We intend to introduce new products and options to address many other aspects of complex nanometer-scale semiconductor design, simulation, analyses and optimization. In addition, we plan to continue to expand our software's interoperability with complementary products. We also may acquire or license technologies we believe are strategic and synergistic to extend or improve our software offerings.

        Expand market for simulation products.    We intend to expand the markets we serve by enhancing our current products and developing new products to address the needs of designers of complex nanometer-scale semiconductors. We believe the capacity constraints of traditional simulation software have limited its application in the circuit design and verification process to less complex designs. We also believe that traditional simulation software has not been used in the post-layout stage of the design process. Through continued innovation, we intend to extend the use of circuit simulation tools into applications where they are not effectively used today, such as faster turnaround analog simulations, high performance digital circuit analyses, mixed-signal SoC circuit simulations and post-layout full-chip simulation, verification and problem analyses.

        Expand customer relationships.    End users of our products include 18 of the 20 largest semiconductor manufacturers. We believe that we have a significant opportunity to penetrate this customer base further with our current and future products, particularly in those design groups within our customers' organizations that do not currently use our software. We believe that the strategic importance of our software to our customers allows us to develop relationships with their senior design and software managers, which will help us proliferate our software throughout the organizations. We will also continue to leverage our customer relationships to gain feedback to assist us to develop new features and product capabilities for our software that meet the critical needs of our current and future customers.

        Continue to emphasize customer support.    We have built a support team with expertise in software development, semiconductor device modeling, circuit design and analyses. We believe that further growth in the size of our customer support organization will continue to facilitate our customers' design successes, build brand loyalty and strengthen our competitive advantage. Our support helps to build strong customer references that we believe help to shorten our sales cycle. We plan to continue to increase our staff of product specialists and application engineers dedicated to technical support and customer service.

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

Products

        HSIM provides full-chip circuit simulation, analysis and optimization of complex nanometer-scale semiconductors. HSIM combines the simulation of functionality, timing, power, signal integrity, spectral behavior and related parasitic effects to allow comprehensive analysis of complex circuits in many design styles. To meet our customers' varying needs, we offer HSIM in three separate configurations: HSIM-XL, HSIM-MS and HSIM-SC.

        Our HSIM-XL, the highest capacity configuration of HSIM, is designed for simulation of memories, SoCs and other large, complex designs containing 10 million transistors or more. The XL configuration of HSIM is also particularly well suited for simulation and analysis of high production volume chips where thorough verification of the design is crucial before large numbers of chips are produced. HSIM-XL's high capacity is designed to enable simulation of complex nanometer-scale chips at both the pre-layout and the more computationally intensive post-layout phases of the semiconductor design flow.

        Our HSIM-MS configuration is designed to provide high speed simulation and analysis of mixed-signal designs and other circuits containing up to 10 million transistors. Relative to traditional circuit simulators, HSIM-MS operates significantly faster and with greater accuracy for the mid-ranged circuit sizes. Like HSIM-XL, HSIM-MS can be used to simulate chips at both the pre-layout and post-layout stages of the design flow, although post-layout simulation of very complex nanometer-scale designs may require HSIM-XL or LEXSIM.

        Our HSIM-SC configuration is designed for rapid and accurate simulation of smaller analog and mixed-signal circuits of up to 100,000 transistors. HSIM-SC is used primarily during the initial design stages of these semiconductors or for block level design verification and optimization. It is also often used for cell library and small memory IP characterizations.

        LEXSIM employs sophisticated techniques to read in high volume post-layout parasitic data, reduce parasitic networks associated with voltage supply and ground buses as well as signal interconnects. It can also back annotate the extracted post-layout parasitics onto the pre-layout hierarchical netlist of a given design. This combination of techniques enables LEXSIM to provide the highest capacity and speed for effective post-layout simulation of large nanometer-scale ICs. In particular, LEXSIM is effective in its dynamic supply voltage drop simulation so that designers can use it to investigate the circuit performance degradation caused by such supply voltage variations. As process technology migrates to feature sizes of 0.13 microns or lower, supply voltage fluctuation problems become increasingly severe. LEXSIM's ability to predict dynamic instantaneous supply voltage drop effects on circuit behavior helps reduce silicon iterations and get semiconductor products to market sooner. The initial release of LEXSIM was targeted at full-chip post-layout verification of large IC memories and embedded memory intellectual property. Today, LEXSIM has demonstrated its ability to start handling small to medium-sized mixed-signal SoC designs.

        CRITIC is a full-chip critical timing delay calculator designed for rapid post-layout timing analysis of high-speed ASIC and cell-based digital ICs, including their associated clock networks. CRITIC complements traditional gate-level based static timing analysis verification methods with fast, accurate transistor-level analysis of timing performance of circuits based on nanometer process technologies of 0.13 microns and lower. The important cross coupling capacitance effects on delay are fully accounted in CRITIC to assure the analysis accuracy. CRITIC automates such post-layout timing delay analysis of both signal nets and clock nets with minimal designer intervention, which can help designers to ensure their final timing sign-off.

        HANEX is a circuit-level timing and crosstalk analysis tool for leading-edge custom digital designs, which include pre-charged, dynamic logic and domino logic circuit design styles. HANEX analyzes the timing of nanometer circuits and determines critical delay paths using a hybrid of dynamic and static methods that accurately capture nanometer parasitic effects on circuit signal delays and reduce the number of false paths reported. Without test vectors, HANEX can identify worst-case critical signal delay paths that limit the circuit speed performance. HANEX fills the gap between static analysis methods and the increasing requirements for more accurate timing analysis to ensure successful silicon for leading-edge high-performance nanometer designs. We believe HANEX delivers results with the accuracy of dynamic simulation and the speed and comprehensive coverage of static analysis. As a result, we believe HANEX helps custom digital IC designers gain detailed timing results with SPICE-like accuracy in hours, improved substantially from the days or weeks required by traditional simulation approaches or from the less accurate, less reliable results by pure static timing analyzers.

Customers

        Our software has been licensed to over 200 organizations worldwide. Based upon revenues generated from inception to September 30, 2003, the following table lists our top 20 end users and what we believe to be the types of designs for which they use our software.

End User	Communications	Memory	Analog /Mixed Signal	CPU/MCU
Advanced Micro Devices, Inc.	X	X		X
Altera Corporation	X
Broadcom Corporation	X	X	X
Fujitsu Limited	X	X	X	X
Hitachi, Ltd.		X		X
Infineon Technologies AG	X	X
Matsushita Electric Industrial Co., Ltd.	X	X	X
Micron Technology, Inc.		X
Mitsubishi Corporation	X	X	X	X
Motorola Inc.	X	X	X	X
Name Withheld at Request of Customer	X	X	X	X
NEC Electronics Corporation	X	X	X	X
Philips Electronics Nederland B.V.	X	X	X
Samsung Electronics Co., Ltd.	X	X	X	X
SanDisk Corporation		X		X
Sony Corporation	X	X	X
STMicroelectronics	X	X	X	X
Toshiba Corporation	X	X	X	X
VIA Technologies Inc.	X	X	X	X
Virage Logic Corporation		X

        In our fiscal years ended September 30, 2001 ("fiscal 2001"), 2002 ("fiscal 2002") and 2003 ("fiscal 2003"), Marubeni Solutions, our Japanese distributor, accounted for approximately 24.1%, 19.4% and 15.5% of our total revenue, respectively. In fiscal 2003, Broadcom Corporation accounted for approximately 10.5% of our total revenue. No other customer or distributor accounted for more than 10% of our total revenue during any of these periods.

Technology

        Our software is designed to provide more accurate results, significantly higher capacity and faster speed through the following technologies:

  •
  Hierarchical database and simulation engine.  We use a hierarchical database to store the design during simulation. Our hierarchical database technology delivers significant capacity improvements and reduces memory usage by storing repeated instances of identical subcircuits once and reusing them when required. Complex chips, particularly memory circuits, are typically created with a hierarchy in which the overall design is divided up into various subcircuits, many of which are used repeatedly within the design. When simulation and analysis are performed using traditional simulation tools, however, this hierarchy is fully expanded so that all instances of identical subcircuits are replicated and stored in memory while the simulation is running. As a result, simulation of large designs with traditional simulation tools places a significant processing burden and memory usage constraint on computing resources, particularly at the post-layout stage of design analysis. Analysis by traditional simulation tools becomes computationally infeasible when designs consist of tens of millions of transistors. To accelerate simulation performance, our software reuses simulated behavior for identical subcircuits operating under almost identical conditions during a very short period of time.

  •
  Effective parasitic reduction.  The interconnects for nanometer-scale semiconductors need to be modeled as networks of individual elements, or parasitic elements, such as resistors, capacitors and inductors. By simulating the parasitic effects, a designer can determine how these networks are likely to interfere with the intended functionality and the timing behavior of the design. As the number of transistors in a design increases and feature size decreases, the number of parasitic elements extracted from a given layout can increase substantially. Incorporation of the parasitic element data into a simulation may require a significant amount of memory storage which can exceed the capacity of traditional simulation tools. An excessive number of parasitic elements will generally slow down the simulation speed substantially and make the turnaround time of traditional simulation tools undesirable. Our parasitic reduction technology reduces the complexity of the parasitic data and therefore reduces the storage requirement, while at the same time improving simulation performance and retaining the desired accuracy. LEXSIM provides additional reduction techniques for handling the coupling capacitors in association with signal cross-talk effects among adjacent interconnects.

  •
  Efficient signal integrity analysis.  Our software is designed to accurately simulate noise problems caused by signal interaction among adjacent interconnects through coupling capacitors and simulate electrical supply voltage drop effects on the circuit performance. Additional inductors creating noises in the forms of circuit oscillations or ground bounces can also be simulated efficiently. Our software handles the introduction of these parasitic elements without significant speed degradation as compared to traditional simulation tools.

  •
  Hierarchical back annotation.  LEXSIM offers a proprietary technique that annotates parasitic elements from flat extraction onto the pre-layout netlist of a design and also maintains the hierarchies in the pre-layout design. This technique enables our hierarchical simulation engine to be used for post-layout analysis without suffering from the performance degradation or circuit size limitation inherent in traditional solutions, and offers greater speed and capacity than HSIM for post-layout verification of the most complex semiconductor designs.

  •
  Hybrid timing analysis technology.  To improve pure static timing analysis technology, we developed HANEX, a new hybrid timing analysis technology that combines our static timing analysis technology and dynamic simulation technology to form a new generation timing analysis technology for complex nanometer designs. The dynamic simulation technology asserts a high timing accuracy and static timing analysis technology detects worst-case timing delay paths without using any test vectors. Their combination creates a more ideal solution for analyzing timing behavior for high performance digital circuits. The algorithms that hold these two analyses together are concurrent simulation techniques, which take into account the crosstalk coupling effects on signal delays and reduce false critical paths often reported by traditional pure static timing analyzers. As process technology continues to migrate to smaller feature sizes, the accuracy of timing delay with reduced false paths will have an increasing importance in predicting the timing behavior of these designs.

Customer Service and Support

        Our software is designed to be installed quickly and used effectively by our customers, thus minimizing the level of support required. However, our customers' design activities are highly complex. We believe that high quality user service and support are critical to the success of our business. We have developed, and expect to continue to improve, our comprehensive service and support organization to manage user accounts. In fiscal 2003, we established a support office in Dallas, Texas and as of September 30, 2003 had 14 direct service and support offices worldwide. We plan to continue to expand existing and establish additional service and support sites to support customers in those markets.

        Our service and support organization assists customers with product evaluation, installation and configuration. Our service and support organization also assists customers to resolve issues that arise from their complex design tasks. We generally respond to user support requests quickly and provide supplemental software patches to address individual user design issues. Effective execution of these tasks requires highly skilled engineers familiar with our customers' design tasks and with third-party products that may be used by the designer in connection with our software. We provide our support via electronic mail, our web site, facsimile, telephone and on-site as necessary.

Sales and Marketing

        We sell our software directly through our sales force in North America and Europe and primarily indirectly through distributors in Asia. Revenue attributable to sales outside North America accounted for 51.0%, 42.0% and 39.6% of our total revenue in fiscal 2001, 2002 and 2003, respectively. While we continue to seek to diversify our user base and expand the portion of our total revenue which is derived from direct sales, we anticipate that our operating results will continue to depend, to a lesser extent, on a relatively high volume of sales through a relatively small number of international distributors and other channel partners.

  Direct sales

        As of September 30, 2003, our direct sales and support staff consisted of 45 employees based in 17 sales and support offices. We have domestic direct sales and support offices in Scottsdale, Arizona; Santa Clara, California; Irvine, California; Meritt Island, Florida; Cambridge, Massachusetts; Austin and Dallas, Texas; Redbank and Allendale, New Jersey; and Brooklyn, New York. We also have direct sales and/or support offices in Vancouver, Canada; Grenoble, France; Munich, Germany; Bangalore, India; Israel; Singapore; Taipei, Taiwan; and Hatfield, England. Direct sales accounted for approximately 61.2%, 72.1% and 75.3% of our total revenue in fiscal 2001, 2002 and 2003, respectively. Our sales teams generally include sales managers and applications engineers for each territory. Our typical sales cycle ranges from three to six months and may be longer, particularly in today's challenging economic environment.

  Indirect sales

        In addition to our direct sales strategy, we have established indirect sales channels through distributors in Asia. Currently, our software is distributed by exclusive distributors in China, Hong Kong, Korea, Japan, Malaysia and Taiwan. Our relationships with distributors play a critical role in extending our reach to more customers. Revenue from distributors was approximately 38.8%, 27.9% and 24.7% of our total revenue in fiscal 2001, 2002 and 2003 respectively. Our distributors typically perform marketing, sales and technical support functions in their country or region. We typically grant the distributor exclusive rights to sell our software in a particular country or region. Our agreements with our distributors do not obligate the distributors to purchase or sell any minimum number of licenses of our software. Most arrangements provide incentives to the distributors to provide a small number of sales and support personnel dedicated to our software, provide basic support to end users and use their best efforts to jointly promote our software in their territory. We provide product enhancements and backup support for more complex questions and issues raised by end users who purchase our software through our distributors. Most of our distributor arrangements are for a term of one year and are renewed annually upon mutual consent. Generally, either party may terminate the arrangement for a material default by the other party or by written request within a specified period prior to the end of each annual term.

        Revenue from Marubeni Solutions, our Japanese distributor, accounted for approximately 24.1%, 19.4% and 15.5% of our total revenue for fiscal 2001, 2002 and 2003, respectively. Marubeni Solutions accounted for 28.1% of our accounts receivable at September 30, 2001, 23.0% of our accounts receivable at September 30, 2002 and 18.4% of our accounts receivable at September 30, 2003. We renewed our agreement with Marubeni Solutions as of October 1, 2003 for a one-year period on substantially similar terms to our prior arrangements.

  Marketing

        We focus our marketing efforts to create awareness of Nassda and our software and generate leads for our sales organization. Our strategy is to distinguish our software by its high capacity, accuracy and performance, ease-of-use and time-to-market advantages. We employ a wide variety of communication channels to inform customers and potential customers about our software. These channels include our web site, print and web advertising, public relations, live seminars, trade shows and technical publications.

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

        We actively recruit engineers and software developers with expertise and degrees in computer science, semiconductor physics, electrical engineering and other engineering disciplines. As of September 30, 2003, we had 42 employees engaged in research and development activities, of whom 20 held doctorate degrees. Our research and development expenses were $5.1 million in fiscal 2001, $5.5 million in fiscal 2002 and $7.1 million in fiscal 2003.

Proprietary Rights

        Our software relies on our internally developed intellectual property and other proprietary rights. We rely primarily on a combination of patent, copyright, trademark and trade secret laws, confidentiality procedures and contractual provisions to protect our intellectual property and other proprietary rights. However, we believe that these measures afford only limited protection. To date we have filed two patent applications, one of which was issued by the U.S. Patent and Trademark Office in June 2003. We have two registered trademarks, Nassda and HSIM, and four trademarks, CircuitCheck, CRITIC, HANEX and LEXSIM. We also generally enter into confidentiality agreements with our employees and technical consultants. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our software or obtain and use information that we regard as proprietary. Policing unauthorized use of our software is difficult and we are unable to determine the extent to which piracy of our software exists. In addition, the laws of some foreign countries do not protect our proprietary rights as fully as the laws of the United States. We are not aware that our software employs technologies that infringe any proprietary rights of third parties. We expect that software developers will increasingly be subject to infringement claims as the number of products and competitors in our industry segment grows and the functionality of products in different industry segments overlaps. Except as described under the heading "Business—Litigation," we are unaware of any claims that our software violates any other party's proprietary rights.

Competition

        We compete in markets that are intensely competitive and rapidly evolving. We face competition primarily from large electronic design automation software product vendors that provide software suites to perform a variety of design functions for all types of semiconductors. We have experienced and expect to continue to experience increased competition from current and potential competitors, many of which have significantly greater financial, technical, marketing and other resources.

        Companies offering competitive products vary in scope and breadth. Our competitors include providers of general purpose semiconductor design and verification software such as Cadence Design Systems, Inc., Mentor Graphics Corporation, Synopsys, Inc. and privately held companies. In addition, our software also competes with software developed internally by design groups of semiconductor companies. While all of these organizations compete with us, some also have cooperative marketing or sales relationships with us.

        We believe that the principal competitive factors in our market include:

  •
  high performance and accuracy;

  •
  short run time;

  •
  ease of use;

  •
  depth and breadth of product features;

  •
  high quality user support;

  •
  frequency of product updates;

  •
  conformance to industry standards;

  •
  interoperability; and

  •
  price.

        We believe that we compete favorably on these factors. However, we expect competition in the electronic design automation software market for complex nanometer-scale semiconductors to increase significantly as new companies enter the market and current competitors expand their product lines and services. Many of these potential competitors are likely to enjoy substantial competitive advantages, including greater resources that can be devoted to the development, promotion and sale of their products. In addition, these potential competitors may have more established sales channels, broader product offerings, greater software development experience and/or greater name recognition.

Employees

        As of September 30, 2003, we had 100 full time employees, of whom 42 were engaged in research and development, 47 in sales, user support services and marketing, and 11 in finance, administration and operations. None of our employees is represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good.

Executive Officers and Key Employees

        The following table lists our executive officers and key employees and their ages as of September 30, 2003:

Name	Age	Position(s)
Sang S. Wang, Ph.D.	58	Chief Executive Officer and Chairman
An-Chang Deng, Ph.D.	48	President, Chief Operating Officer and Director
Tammy S. Liu	47	Chief Financial Officer and Vice President, Finance and Administration
John A. Yelinek	54	Vice President, Worldwide Sales and Support
Walter Chan	39	Vice President, Software Engineering
Iouri Feinburg	36	Vice President, Technology Research
Jeong-Tyng Li	46	Vice President, Digital Product Development
Andrei V. Tcherniaev, Ph.D.	39	Vice President, Simulation Core Technology
Graham P. Bell	47	Senior Director, Marketing

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

        John A. Yelinek has served as our Vice President, Worldwide Sales and Support since October 2002 and served as our Vice President, Sales from January 2000 to September 2002. From March 1997 to December 1999, Mr. Yelinek served as Vice President of Sales of the EPIC Technology Group of Synopsys. From November 1992 to March 1997, Mr. Yelinek served in a variety of positions with EPIC Design Technology, including Vice President, North American Sales. From 1983 to April 1992, Mr. Yelinek served in a variety of positions at Cadence, the most recent of which was Director of Integrated Circuit Sales. Mr. Yelinek holds a B.A. in biology from the University of California at San Diego.

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

        Jeong-Tyng Li has served as our Vice President, Digital Product Development since April 2003, Director of Circuit Analysis Development from November 2001 to March 2003 and Architect of Physical Design and Analysis from December 2000 to October 2001. Dr. Li served as a Director of Router at Mentor Graphics from July 2000 to November 2000. Dr. Li also held a variety positions at Avant! Corporation, which was acquired by Synopsys in June 2002, from July 1995 to June 2000, including Head of Physical Synthesis. Prior to joining Avant!, from January 1990 to June 1995, Dr. Li was a co-founder and Director of Emulation Compiler of PiE Design Systems, Inc., a manufacturer of system level verification tools which later merged with Quickturn Design Systems, Inc. Dr. Li holds a B.S. in electrical engineering from National Taiwan University and a Ph.D. in electrical engineering from University of California at Berkeley.

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

        Graham P. Bell has served as our Senior Director of Marketing since June 2003 and served as our Director of Marketing from January 2001 to May 2003. From February 1999 to December 2000, Mr. Bell served as Director of Marketing of Averant, Inc., an electronic design automation software company. From February 1998 to February 1999, Mr. Bell served as a product line manager of the EPIC Technology Group of Synopsys. From September 1996 to December 1997, Mr. Bell served as a Marketing Manager of View Logic. From June 1995 to September 1996, Mr. Bell served as a co-founder of Avista Design Systems, Inc., a design verification software company. Mr. Bell holds a B.C.S. in computer science from Carleton University, Ottawa, Canada.

ITEM 2.    Properties

        Our principal offices consist of 23,716 square feet of leased office space in Santa Clara, California which house substantially all of our research and development and a majority of our domestic sales and support services employees, as well as all marketing, administration and finance employees. We maintain leased sales or support offices, each of which is 1,600 square feet or less, in or near Scottsdale, Arizona; Irvine, California; Austin and Dallas, Texas; Cambridge, Massachusetts; Hatfield, England; Grenoble, France; Munich, Germany; and Taipei, Taiwan. We also have sales or support centers in Florida, New Jersey, and New York domestically and Canada, India, Israel and Singapore internationally. Other than the leases for our Santa Clara, California and Grenoble, France offices, none of the leases for our sales offices is of more than 12 months in duration. As we continue to grow our field sales and support offices, we may also choose to expand some of our existing sales and support offices or establish new offices during fiscal 2004.

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

        In February 2000, Synopsys filed a complaint in the Superior Court of the State of California in the County of Santa Clara (Case No. CV787950) against us and Dr. Deng, our President. The complaint alleged breach of contract, breach of fiduciary trust, diversion of corporate opportunity and constructive trust. In September 2001, Synopsys filed its second amended complaint, which added claims of inducing/aiding and abetting breach of fiduciary duty, including/aiding and abetting diversion of corporate opportunity, misappropriation of trade secrets, civil conspiracy, breach of confidence and unfair competition, and added as individual defendants Dr. Wang and our four other founders. In September 2002, Synopsys filed a supplemental second amended complaint that contained supplemental allegations but added no new claims or parties. In January 2003, the discovery referee issued orders creating rebuttable presumptions in favor of Synopsys on certain evidentiary issues to sanction us for erasure of certain computer files requested in discovery by Synopsys. These rulings mean that we must prove at trial that we did not take or use Synopsys' source code or other confidential information, rather than the usual requirement that Synopsys provide such proof in the first instance. However, none of these rulings resolves any of the claims made by Synopsys in the case and the trial judge or jury can reach their own conclusions based upon the evidence presented at trial. We filed a motion for reconsideration of this order and in March 2003, the court denied our motion, concluding that it was barred on procedural grounds. In January 2003, Synopsys filed a third amended complaint, which contained supplemental allegations but added no new claims or parties. We have filed an answer denying Synopsys' allegations. In August 2003, Synopsys filed several motions for terminating sanctions against us which are scheduled for hearing in January 2004. We oppose each of these motions and intend to file oppositions within the time permitted by law. Synopsys has requested unspecified damages of at least $25 million, an injunction, a constructive trust on unspecified intellectual property belonging to us and other relief. Further, in September 2003, Synopsys notified us that it reserves the right to seek up to $80 million in punitive damages with respect to claims for which punitive damages are allowed under California Civil Code Section 3294, and up to $50 million in punitive damages with respect to the trade secret claims under California Civil Code Section 3426.3(c). This action is currently in discovery. A trial date has not yet been set.

        We believe that we have meritorious defenses to Synopsys' allegations and claims and we intend to continue to defend ourselves vigorously. However, because of the inherent uncertainty of litigation in general, and the fact that the discovery related to this litigation is ongoing, we cannot assure you that we will ultimately prevail. Should Synopsys ultimately succeed in the prosecution of its claims, we could be permanently enjoined from selling our software and deriving related maintenance revenue. In addition, we could be required to pay substantial monetary damages to Synopsys. Further, we could be enjoined preliminarily from selling our software during the course of the litigation. Litigation such as the suit Synopsys has brought against us can take years to resolve and can be expensive to defend. Although the final outcome of the litigation may not occur for some time, the parties periodically conduct evidence gathering, meet to discuss the status of the litigation and file motions and other requests for the court to act. The results of these periodic activities, particularly the court's decisions on current pending and future motions, could have the effect of determining the ultimate outcome of the litigation, either for or against us, prior to a trial on the merits, or strengthen or weaken our ability to assert claims and defenses. For example, in November 2001, the court denied a motion brought by Synopsys for injunctive relief that, if granted, could have prevented us from selling our products. If any of Synopsys' motions ultimately prevail, our ability to defend ourselves against the claims brought against us in this litigation could be severely limited. It is possible that our relationships with our customers will be seriously harmed in the future as a result of the Synopsys litigation. Accordingly, an adverse judgment, if entered in favor of any Synopsys claim, could seriously harm our business, financial position and results of operations and cause our stock price to decline substantially. In addition, the Synopsys allegations and claims, even if ultimately determined to be without merit, could be time consuming to defend, result in costly litigation, divert our management's attention and resources, cause product shipment delays or require us to enter into royalty or license agreements. These royalty or license agreements may not be available on terms acceptable to us, if at all, and the prosecution of the Synopsys allegations and claims could significantly harm our business, financial position and results of operations and cause our stock price to decline substantially.

        In May 2001, Synopsys filed a complaint in the United States District Court, Northern District of California, San Jose division (Case No. CO1-20423 PVT) against us, alleging that our HSIM software infringes U.S. Patent No. 5,878,053 entitled "Hierarchical Power Network Simulation and Analysis tool for reliability testing of Deep Submicron IC Designs" (the "053 patent"), which is purportedly assigned to Synopsys. Since the case began, Synopsys has also alleged that our subsequently released HSIM 2.0 and LEXSIM products, infringe the 053 patent. Synopsys has requested relief including damages from $4.1 million to $13.7 million and an injunction. Synopsys has also requested that any damage award be trebled for alleged willful infringement. In June 2001, we filed an answer to the complaint denying infringement of a valid, enforceable patent and asserting counterclaims. We have since amended our counterclaims. Our current counterclaims allege that, among other things, the 053 patent is invalid, unenforceable and not infringed and that Synopsys has violated federal antitrust and state unfair competition laws.

        From time to time, the court has ruled on summary judgment motions in the case. In May 2002, the court granted summary judgment in favor of Synopsys on our invalidity defenses and counterclaims, concluding that they were barred by the doctrine of assignor estoppel. The court denied Synopsys' motion with respect to our unenforceability defense and counterclaim. In November 2002, the court issued an order granting summary judgment in favor of Synopsys on certain antitrust counterclaims based on the doctrine of assignor estoppel. However, the court declined to rule on Synopsys' motion with respect to our other antitrust and unfair competition counterclaims. In addition, the court issued a ruling construing the claims of the 053 patent in August 2002.

        In September 2002, the U.S. Patent and Trademark Office granted our request for ex parte reexamination of the 053 patent based on prior art not previously considered by the Patent Office. We moved to stay the federal litigation pending the outcome of the reexamination and the court granted our motion in December 2002. During the reexamination of the 053 patent, the Patent Office may determine that the subject matter in the patent is patentable as originally claimed, that the subject matter is patentable if the claims are modified or that the subject matter is not patentable. We cannot predict what the result of the reexamination procedure will be or how long it will take to complete.

        Activity on several other summary judgment motions has been suspended because the court stayed the federal litigation. In November 2002, Synopsys filed three motions for summary judgment. The first motion asked the court to enter judgment before trial that Nassda's products infringe the 053 patent. The second motion asked the court to rule before trial against us on our defense that the 053 patent is unenforceable because Synopsys committed inequitable conduct in obtaining the patent. We submitted oppositions to both of these motions. Synopsys' third motion asked the court to rule before trial against us on our remaining antitrust counterclaims. Because of the court's prior rulings against us on our other antitrust counterclaims, we did not oppose this motion. In November 2002, we also filed a summary judgment motion, which asked the court to enter judgment before trial that our products do not infringe the 053 patent. Synopsys opposed this motion. The court issued its order staying the federal litigation before the parties' reply briefs were due.

        In June 2003, Synopsys filed a second complaint in the United States District Court, Northern District of California, San Francisco Division (Case No. C03-2664 RS) against us, alleging that the our products, including, but not limited to HSIM and HANEX software products, infringe Synopsys' U.S. Patent No. 6,249,898 entitled "Methods and Systems for Reliability Analysis of CMOS VLSI Circuits Based on Stage Partitioning and Node Activities" (the "898 Patent"). In July 2003, we filed an answer denying that we infringe the 898 Patent and asserting as defenses that the 898 Patent is invalid and unenforceable. We also brought a declaratory judgment counterclaim seeking judgment that the 898 Patent is not infringed by us and that the 898 Patent is invalid and unenforceable. In August 2003, Synopsys filed a motion to dismiss these defenses and counterclaims on the ground that we are barred from contesting the validity and enforceability of the 898 Patent based on the doctrine of assignor estoppel. Synopsys' motion also sought to strike our defenses of laches, patent misuse and unclean hands on the ground that we had not pleaded them with sufficient particularity. We opposed Synopsys' motions. In October 2003, the court denied Synopsys' motion to dismiss and strike the invalidity and unenforceability defenses and counterclaims and granted Synopsys' motion to strike the laches, patent misuse and unclean hands defenses with leave to amend the pleadings. The court has scheduled a case management conference for December 2003.

        We believe we have meritorious defenses to Synopsys' claims and intend to defend ourselves vigorously. However, because of the high degree of complexity of the intellectual property at issue, the inherent uncertainties of litigation in general and the preliminary nature of this litigation, we cannot assure you that we will ultimately prevail. Should Synopsys ultimately succeed in the prosecution of its claims, we could be permanently enjoined from selling our software and deriving related maintenance revenue. In addition, we may be required to pay substantial monetary damages to Synopsys. Further, we could be enjoined preliminarily from selling our software during the course of the litigation. Litigation such as the suit Synopsys has brought against us can take years to resolve and can be expensive to defend. The court's decisions on current pending and future motions could have the effect of determining the ultimate outcome of the litigation prior to a trial on the merits, or strengthen or weaken our ability to assert claims and defenses. It is possible that our relationships with our customers will be seriously harmed in the future as a result of the Synopsys litigation. Accordingly, an adverse judgment, if entered on any Synopsys claim, could seriously harm our business, financial position and results of operations and cause our stock price to decline substantially. In addition, the Synopsys allegations and claims, even if ultimately determined to be without merit, could be time consuming to defend, result in costly litigation, divert our management's attention and resources, cause product shipment delays or require us to enter into royalty or license agreements. These royalty or license agreements may not be available on terms acceptable to us, if at all, and the prosecution of the Synopsys allegations and claims could significantly harm our business, financial position and results of operations and cause our stock price to decline substantially.

        On July 1, 2003, a purported derivative complaint was filed against us and our directors in the United States District Court for the Northern District of California. This complaint alleged violations of California Corporations Code Section 25402, breach of fiduciary duty, waste of corporate assets and unjust enrichment based generally on the facts and circumstances alleged in the Synopsys litigations. The complaint seeks equitable relief and an unspecified amount of damages on behalf of Nassda. The case is still in the preliminary stages, and it is not possible for us to quantify the impact, if any, on Nassda. An unfavorable outcome in this case could have a material adverse effect on our business, financial condition, results of operations and cash flow. In addition, the expense of defending any litigation may be costly and divert management's attention from the day-to-day operations of our business.

ITEM 4.    Submission of Matters to a Vote of Security Holders

        None.

PART II

ITEM 5.    Market for Common Equity and Related Stockholder Matters

        Our common stock has been traded on the Nasdaq National Market under the symbol "NSDA" since our initial public offering in December 2001. The following table sets forth, for the periods indicated, the high and low closing prices reported on the Nasdaq National Market.

	High	Low
Fiscal Year Ended September 30, 2003:
Fourth Quarter	$9.22	$7.25
Third Quarter	9.05	5.39
Second Quarter	11.93	5.10
First Quarter	13.87	4.48
Fiscal Year Ended September 30, 2002:
Fourth Quarter	$14.08	$5.22
Third Quarter	19.02	12.37
Second Quarter	19.20	11.25
First Quarter (from December 13, 2001)	22.49	15.45

        The closing price of our common stock on the Nasdaq National Market was $8.16 on November 14, 2003. As of November 14, 2003, there were 26,247,661 shares of our common stock issued and outstanding and held by approximately 68 stockholders of record.

        The information required by this Item regarding equity compensation is incorporated by reference to the information set forth in Item 12 of this Annual Report on Form 10-K.

Dividend Policy

        We have never declared or paid cash dividends on our capital stock. We currently expect to retain future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.    Selected Consolidated Financial Data

        The selected consolidated financial data set forth below are qualified in their entirety by, and should be read in conjunction with, the Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report. The results for the fiscal year ended September 30, 2003 are not necessarily indicative of the results for any future period.

        The historical results presented below are not necessarily indicative of future results.

	Fiscal Years Ended September 30,
	1999	2000	2001	2002	2003
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue:
Product	$164	$5,710	$15,152	$19,101	$11,796
Subscription	—	596	4,009	9,587	14,601
Maintenance	2	464	2,782	5,219	8,658

Total revenue	166	6,770	21,943	33,907	35,055

Cost of revenue:
Product	4	37	308	259	241
Subscription	—	8	121	276	343
Maintenance	—	32	412	685	802

Total cost of revenue	4	77	841	1,220	1,386

Gross profit	162	6,693	21,102	32,687	33,669

Operating expenses:
Research and development	544	2,318	5,107	5,478	7,145
Sales and marketing	246	2,453	7,140	9,388	10,774
General and administrative	13	427	3,355	7,773	10,653
Stock-based compensation*	—	97	2,369	1,005	955

Total operating expenses	803	5,295	17,971	23,644	29,527

Income (loss) from operations	(641)	1,398	3,131	9,043	4,142
Interest income	36	157	415	949	986
Other income (expense), net	—	3	(1)	(9)	(37)

Income (loss) before taxes	(605)	1,558	3,545	9,983	5,091
Provision for income taxes	(1)	(556)	(1,454)	(3,579)	(1,527)

Net income (loss)	$(606)	$1,002	$2,091	$6,404	$3,564

Basic net income (loss) per share	$(0.21)	$0.22	$0.28	$0.32	$0.14
Basic weighted average shares outstanding	2,829	4,467	7,461	20,116	25,058
Diluted net income (loss) per share	$(0.21)	$0.06	$0.10	$0.23	$0.12
Diluted weighted average shares outstanding	2,829	17,878	21,616	27,697	28,781
*Stock-based compensation includes:
Research and development	$—	$42	$1,907	$426	$422
Sales and marketing	—	38	233	346	300
General and administrative	—	17	229	233	233

Operating expenses	$—	$97	$2,369	$1,005	$955

	As of September 30,
	1999	2000	2001	2002	2003
	(in thousands)
Consolidated Balance Sheet Data
Cash, cash equivalents and short-term investments	$1,404	$4,473	$12,175	$78,452	$92,165
Working capital	1,328	2,210	6,552	71,597	80,709
Total assets	1,637	5,567	18,849	86,722	99,472
Long-term debt, less current portion	—	—	1,709	54	64
Convertible preferred stock	2,018	2,018	2,018	—	—
Total stockholders' equity (deficit)	(625)	477	5,169	73,054	81,665

ITEM 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include, among other things, statements concerning our future operations, financial condition and prospects and business strategies. The words "may," "will," "continue," "estimate," "project," "intend," "believe," "expect," "anticipate," and other similar expressions generally identify forward-looking statements. Forward-looking statements in this Item 7 include, but are not limited to, statements regarding the following: impact of quarterly fluctuations of revenue, revenue from the sale of our products, including the future composition of our revenues and future revenues from international operations, future operating results, increased spending due to legal fees and the hiring of new personnel, future liquidity and capital requirements, sufficiency of cash and cash equivalents and availability of funds, effect of and exposure to foreign currency exchange rates, intellectual property rights and consequences of intellectual property disputes. In evaluating these statements, you should specifically consider various factors including those discussed in "Factors Affecting Future Results."

        Investors in our common stock are cautioned not to place undue reliance on forward-looking statements. Forward-looking statements are not guarantees of future performance. Forward-looking statements are subject to substantial risks and uncertainties that could cause our future business, financial condition or results of operations to differ materially from our historical results or currently anticipated results. Investors should carefully review the information contained under the caption "Factors Affecting Future Results" beginning on page 34 of this Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in or incorporated by reference into this report. The following discussion and analysis also should be read in conjunction with "Selected Consolidated Financial Data" and our Consolidated Financial Statements and Notes thereto included elsewhere in this report. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. These forward-looking statements are made in reliance upon the safe harbor provision of The Private Securities Litigation Reform Act of 1995.

Overview

        We are a leading provider of full-chip circuit simulation and analysis software for the design and verification of complex semiconductors. Our customers use our software to reduce time-to-market and achieve first silicon success by simulating complex designs rapidly and accurately. We released our first product, HSIM, in July 1999 and began recognizing revenue from HSIM in the three months ended September 30, 1999. In February 2002, with the release of HSIM 2.0, we also introduced two new options, CircuitCheck and Cadence Analog Artist Integration, which are sold as separate options. We released our second major product, LEXSIM, in May 2002, and our third product, CRITIC, in December 2002. In April 2003, we released HSIM 3.0 with a new digital co-simulation interface option, and in May 2003, we released on a limited basis our fourth product, HANEX.

  Sources of Revenue

        We derive all of our revenue from software licensing and maintenance fees. To date, we have derived substantially all of this revenue from the licensing and support of HSIM. We do not expect LEXSIM, CRITIC and HANEX to account for any meaningful percent of our total revenue until the second half of fiscal 2004. Our software does not require customization and generally does not require on-site implementation services. As a result, we have not generated a significant amount of professional service or consulting revenue. We do not consider backlog to be a meaningful measure of future revenue because our customers can generally cancel orders without penalty.

  Product Revenue—Perpetual Licenses

        Historically, we have generated the majority of our total revenue from perpetual licenses. As more customers have been purchasing time-based licenses, product revenue as a percent of total revenue and in absolute dollars has decreased and accounted for only 33.6% of our total revenue in fiscal 2003 as compared to 56.3% of our total revenue in fiscal 2002. We expect that over time product revenue will continue to decrease as a percent of our total revenue. Perpetual license customers pay a one-time license fee and are entitled to use the software as long as they desire. To receive support, periodic updates and new enhancements from us, perpetual license customers must purchase maintenance contracts.

  Subscription Revenue—Time-Based Licenses

        Our time-based licenses give the customer the right to use our software for a fixed period of time, typically one to three years, and include maintenance. Time-based licenses can be renewed for one or more years. At times, customers may also acquire additional licenses for a shorter term, typically multiples of one-month licenses, to be used when they reach certain stages of the design process in conjunction with their other time-based or perpetual licenses. These shorter term licenses are sold primarily to help customers with their peak usage demands. To date, revenue from these shorter term licenses has not been significant. An increasing absolute dollar amount and proportion of our total revenue is derived from time-based licenses, as more of our large customers who initially subscribe to time-based licenses renew those licenses or subscribe to additional time-based licenses. In today's challenging economic environment, some of the customers who had purchased perpetual licenses previously and new customers are also choosing to purchase time-based licenses due to their flexible licensing and payment terms and we expect this trend to continue.

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

  Deferred Revenue

        We include in deferred revenue time-based licenses and maintenance that are invoiced in advance and are either paid or due. We generally recognize deferred revenue from these sources ratably over the contract period on a straight-line basis. Deferred revenue also consists of deferred perpetual license fees for which all of the revenue recognition criteria have not been met. Deferred revenue fluctuates depending on the timing of perpetual licenses meeting all the revenue recognition criteria, as well as the number, subscription period, payment terms and timing of renewals or new purchases of time-based licenses and maintenance contracts. We classify deferred revenue expected to be recognized beyond one year from the balance sheet date as long-term deferred revenue.

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

Critical Accounting Policies

  Revenue Recognition

        We recognize revenue in accordance with the provisions of American Institute of Certified Public Accountants Statement of Position 97-2 ("SOP 97-2"), "Software Revenue Recognition. The application of SOP 97-2 requires judgment, including whether a software arrangement includes multiple elements, and if so, whether vendor-specific objective evidence ("VSOE") of fair value exists for each of those elements. When certain elements of an arrangement are delivered at different times, the ability to identify VSOE for those undelivered elements could materially impact the amount of earned and unearned revenue.

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

  •
  collection of the fee is probable.

        VSOE exists for maintenance on perpetual licenses based on renewal rates. Our customers generally purchase the first year of maintenance when they purchase a perpetual license, so we use the residual method to determine the allocation of revenue to the license portion of multiple element arrangements involving perpetual licenses. Because we bundle both the license and maintenance into our agreements for time-based licenses for the entire term, VSOE does not exist for each element of the arrangement. Therefore, we recognize subscription revenue from time-based licenses ratably over the period of the license. Maintenance revenue is derived from the annual maintenance contracts that are purchased by perpetual licensees. We generally recognize revenue from maintenance ratably over the maintenance period, which is typically one year.

        Future changes in accounting pronouncements, including those affecting revenue recognition, could require us to change our methods of revenue recognition. These changes could cause us to defer revenue from current periods to subsequent periods or accelerate recognition of deferred revenue to current periods.

  Allowance for Doubtful Accounts

        We maintain an allowance for doubtful accounts based on management's best estimate of probable losses inherent in the outstanding accounts receivable balance. Management determines the allowance based on known troubled accounts, historical experience and other currently available evidence. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

  Sales Commission Accrual and Expenses

        Sales commissions are earned and paid to our sales force for each order received, shipped and collected. Based on our policies, we pay a portion of the sales commissions based on both bookings and collections and the commission rate varies depending on each sales person's ability to attain his or her annual quota. Commission rates increase as the sales person achieves a certain percent of his or her annual quota. We determine an estimated average annual commission rate during the first three fiscal quarters for purposes of accruing commissions. We adjust the balance of the commission accrual and the actual commission expense at the end of each fiscal year based on each sales person's actual commission rates.

  Contingent Liabilities

        We are subject to several legal proceedings and claims, the outcomes of which are subject to significant uncertainty. Standard Financial Accounting Standards (SFAS) No. 5, Accounting for Contingencies, requires that an estimated loss from a loss contingency should be accrued by a charge to income if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably evaluated, taking into account the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss, among other factors. Changes in these factors could materially impact our financial position or our results of operations. We regularly evaluate current information available to us to determine whether such accruals should be recorded. To date, we have not accrued any loss contingencies.

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

        In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years ending after December 15, 2002. We adopted the disclosure provisions of SFAS No. 148 for the quarterly period beginning on January 1, 2003. We do not expect to change to the fair value based method of accounting for stock-based employee compensation; therefore, the adoption of SFAS No. 148 had no impact on our financial position, results of operation or cash flows.

        In January 2003, the FASB issued FASB Interpretation 46 ("FIN 46"), Consolidation of Variable Interest Entities. FIN 46 clarifies the application of Accounting Research Bulletin 51, Consolidated Financial Statements, for certain entities that do not have sufficient equity at risk to finance their activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after December 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. We are in the process of determining what impact, if any, the adoption of the provisions of FIN 46 will have upon our financial condition or results of operations. However, we do not expect that FIN 46 will have a material impact on our financial condition or results of operations.

        In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 149 amends SFAS No. 133 for decisions made as part of the Derivatives Implementation Group process and in connection with implementation issues raised in relation to the application of the definition of a derivative. SFAS 149 is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 had no impact on our financial position or results of operations.

        In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, which requires that certain financial instruments be presented as liabilities that were previously presented as equity or as temporary equity. Such instruments include mandatory redeemable preferred and common stock, and certain options and warrants. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and is generally effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 had no impact on our financial position or results of operations.

Results of Operations

        The following table sets forth the results of our operations expressed as a percent of total revenue. Our historical operating results are not necessarily indicative of the results for any future period.

	Years Ended September 30,
	2001	2002	2003
Revenue:
Product	69.0%	56.3%	33.6%
Subscription	18.3	28.3	41.7
Maintenance	12.7	15.4	24.7

Total revenue	100.0	100.0	100.0

Cost of revenue:
Product	1.4	0.8	0.7
Subscription	0.5	0.8	1.0
Maintenance	1.9	2.0	2.3

Gross profit	96.2	96.4	96.0

Operating expenses:
Research and development	23.3	16.2	20.4
Sales and marketing	32.5	27.7	30.7
General and administrative	15.3	22.9	30.4
Stock-based compensation	10.8	3.0	2.7

Total operating expenses	81.9	69.8	84.2

Income from operations	14.3	26.6	11.8
Interest income	1.9	2.8	2.8
Other income (expense), net	—	—	(0.1)

Income before taxes	16.2	29.4	14.5
Provision for taxes	(6.6)	(10.5)	(4.3)

Net income	9.6%	18.9%	10.2%

Fiscal Years Ended September 30, 2002 and 2003

  Revenue

        Total Revenue.    Total revenue consists of product, subscription and maintenance revenue. Total revenue increased by 3.4%, or $1.2 million, from $33.9 million in fiscal 2002 to $35.1 million in fiscal 2003. The increase was primarily attributable to an increase in our end user base resulting in substantial growth in subscription and maintenance revenue, partially offset by decreases in perpetual license sales.

        Revenue from sales outside of North America accounted for 42.0% and 39.6% of total revenue for fiscal 2002 and 2003, respectively. The percent of total revenue from outside of North America decreased due to domestic revenue growing at a faster rate than revenue from outside of North America. Revenue from Japan was 19.4% and 15.5% of our total revenue in fiscal 2002 and 2003, respectively. No other country outside North America accounted for more than 10% of our total revenue in either period. We expect that revenue from sales outside of North America will continue to account for a significant portion of our total revenue in the future.

        Marubeni Solutions, our exclusive distributor for Japan, accounted for approximately 19.4% and 15.5% of our total revenue for fiscal 2002 and 2003, respectively. Broadcom Corporation accounted for approximately 10.5% of our total revenue for fiscal 2003. No other customer or distributor accounted for more than 10% of our total revenue during either period.

        Deferred revenue includes perpetual license fees for which all of the revenue recognition criteria has not been met, time-based license fees that have been invoiced and are due or collected for which we recognize revenue ratably over the term of the license period, and maintenance fees on perpetual licenses for which we also recognize revenue ratably over the term of the maintenance period. Our total deferred revenue increased from $6.1 million as of September 30, 2002 to $9.8 million as of September 30, 2003. The increase in deferred revenue was primarily due to increases in both deferred time-based license revenue and deferred maintenance revenue from new purchases and renewals of time-based licenses and maintenance for perpetual licenses. We expect deferred revenue to fluctuate from quarter to quarter depending on the number of additional time-based license purchases, the timing of renewals of time-based licenses and maintenance and their respective payment terms. Additionally, deferred revenue may not increase if more customers prefer quarterly payments for time-based licenses and maintenance.

        Product Revenue.    Product revenue decreased by 38.2%, or $7.3 million, from $19.1 million for fiscal 2002 to $11.8 million for fiscal 2003. The decrease was primarily due to more customers, particularly major accounts, purchasing time-based licenses as compared to perpetual licenses and lower customer demand due to tighter budgets in a prolonged economic downturn. As a percent of total revenue, product revenue decreased from 56.3% for fiscal 2002 to 33.6% for fiscal 2003.

        Subscription Revenue.    Subscription revenue increased by 52.3%, or $5.0 million, from $9.6 million for fiscal 2002 to $14.6 million for fiscal 2003. The increase was primarily due to new customers purchasing time-based licenses, as well as existing customers purchasing additional time-based licenses and renewing their expired time-based licenses. As a percent of total revenue, subscription revenue rose from 28.3% for fiscal 2002 to 41.7% for fiscal 2003. We expect time-based licenses to account for an increasing percent of total revenue in the future.

        Maintenance Revenue.    Maintenance revenue increased by 65.9%, or $3.5 million, from $5.2 million for fiscal 2002 to $8.7 million for fiscal 2003. The increase in maintenance revenue was due to the increase in the number of perpetual licenses in our installed base. As a percent of total revenue, maintenance revenue increased from 15.4% for fiscal 2002 to 24.7% for fiscal 2003. We expect maintenance revenue to vary as a percent of total revenue based on the growth rate of product revenue relative to subscription revenue and the number of customers renewing annual maintenance. If maintenance revenue increases as a percent of total revenue, our gross profit as a percent of total revenue, or gross margin, may decrease because of lower margins on maintenance revenue due to incremental maintenance support costs.

  Cost of Revenue

        Cost of Product Revenue.    Cost of product revenue consists primarily of royalties due from us to third-parties under original equipment manufacturer arrangements. We incur only minimal costs to deliver our software as the product and documentation are primarily sent electronically. Our cost of product revenue decreased by 6.9%, or $18,000, from $259,000 for fiscal 2002 to $241,000 for fiscal 2003 due to a decrease in the sublicensing of third-party products. As a percent of total revenue, the cost of product revenue decreased from 0.8% for fiscal 2002 to 0.7% for fiscal 2003. We expect the cost of product revenue as a percent of total revenue to vary in the future based on the level of sales of third-party products.

        Cost of Subscription Revenue.    Cost of subscription revenue consists primarily of personnel and allocated overhead expenses for support of time-based licenses. Our cost of subscription revenue increased by 24.3%, or $67,000, from $276,000 for fiscal 2002 to $343,000 for fiscal 2003. The increase in cost of subscription revenue was primarily due to the increase in personnel and other costs associated with the support of a larger number of time-based licenses. As a percent of total revenue, the cost of subscription revenue increased from 0.8% in fiscal 2002 to 1.0% for fiscal 2003. We expect the absolute dollar amount of the cost of subscription revenue to increase over the next 12 months as we continue to increase our support organization to accommodate an increasing installed base of time-based licenses.

        Cost of Maintenance Revenue.    Cost of maintenance revenue consists primarily of personnel and other expenses related to providing maintenance support to our customers who purchase perpetual licenses. Our cost of maintenance revenue increased by 17.1%, or $117,000, from $685,000 for fiscal 2002 to $802,000 for fiscal 2003. The increase in cost of maintenance revenue was primarily due to increased hiring of dedicated support personnel to provide support to a growing installed user base. As a percent of total revenue, the cost of maintenance revenue increased from 2.0% for fiscal 2002 to 2.3% for fiscal 2003. We expect that the absolute dollar amount of cost of maintenance revenue will grow in the next 12 months as we continue to increase support for our growing base of domestic and international customers.

  Operating Expenses

        We anticipate that our operating expenses will continue to increase in the future as we fund more research and development projects, increase our sales and marketing operations both domestically and internationally, develop new sales channels, broaden our technical support and improve our operational and financial systems. Our increased operating expenses will result primarily from higher headcount in all areas, and we expect our headcount to double over the next 18 to 24 months. In fiscal 2002 and fiscal 2003, legal fees and other expenses related to our litigation with Synopsys were $5.6 million and $7.8 million, respectively. We also expect the cost of the Synopsys litigation to increase as we continue to defend ourselves vigorously and the lawsuits move toward trial. Additionally, we also expect costs related to being a public company, such as directors' and officers' liabilities insurance, professional fees and various filing fees to increase our general and administrative expenses. We believe that our operating expenses will continue to grow in absolute dollars in future periods although the rate of growth in expenses from period to period may vary. We expect, however, that as a percent of revenue, operating expenses will not decline significantly, if at all. We will need to generate significant revenue in the future to maintain profitability.

        To increase market share in international locations and better serve our customers, we plan to further expand our international operations. As a result of these investments in our international operations, we may experience an increase in cost of sales and other operating expenses disproportionate to revenue from those operations. For example, during fiscal 2003, we opened a support office in Bangalore, India.

        In fiscal 2003, we accrued bonuses of an aggregate of $900,000 earned by our employees for their services in fiscal 2003. These bonuses will be paid in December 2003. In fiscal 2002, we accrued bonuses of an aggregate of $760,000 earned by our employees for their services in fiscal 2002 to be paid on specified schedules. In addition, our executive officers orally agreed that they would not receive their base salaries in fiscal 2002 and fiscal 2003. In October 2003, our compensation committee of our board of directors reinstated the salaries of our executive officers and we expect to pay base salaries of approximately $691,000 to these officers in fiscal 2004. As a result of our significant bonus accruals and the foregone salaries in fiscal 2002 and fiscal 2003, our compensation expense in fiscal 2004 may not be consistent with compensation expense in fiscal 2002 or fiscal 2003 or indicative of future periods.

        Research and Development.    Research and development expenses consist of engineering costs to develop new products, such as LEXSIM, CRITIC and HANEX, enhance existing products, such as the release of HSIM 3.0 in April 2003, and perform quality assurance activities. Our research and development expenses increased by 30.4%, or $1.6 million, from $5.5 million for fiscal 2002 to $7.1 million for fiscal 2003. The increase in research and development expenses was primarily due to the hiring of additional research and development personnel and increases in bonuses. Research and development headcount increased from 30 at September 30, 2001 to 39 at September 30, 2002 and to 42 at September 30, 2003. As a percent of total revenue, research and development expenses increased from 16.2% in fiscal 2002 to 20.4% in fiscal 2003. To maintain our competitive position and continue to deliver new technologies that solve our customers' nanometer design challenges, we anticipate that research and development expenses will continue to increase in absolute dollars as we invest in additional resources in existing and future products.

        Sales and Marketing.    Sales and marketing expenses consist primarily of salaries, commissions, travel, promotional and advertising costs. Our sales and marketing expenses increased by 14.8%, or $1.4 million, from $9.4 million for fiscal 2002 to $10.8 million for fiscal 2003. The absolute dollar increases in sales and marketing expenses were primarily due to the hiring of additional sales, application engineering and marketing personnel, the total number of whom increased from 27 at September 30, 2001 to 46 at September 30, 2002 and to 47 at September 30, 2003. As a percent of total revenue, sales and marketing expenses increased from 27.7% in fiscal 2002 to 30.7% in fiscal 2003. We expect that sales and marketing expenses will continue to increase in absolute dollars in future periods as we further expand our global sales and support organization.

        General and Administrative.    General and administrative expenses represent corporate, finance, human resource, administrative, legal and consulting expenses. Our general and administrative expenses increased by 37.1%, or $2.9 million, from $7.8 million for fiscal 2002 to $10.7 million for fiscal 2003. As a percent of total revenue, general and administrative expenses increased from 22.9% for fiscal 2002 to 30.4% for fiscal 2003. The increase in general and administrative expenses was primarily due to legal fees and costs related to being a public company. As a percent of total revenue, legal fees increased from 17.0% for fiscal 2002 to 23.4% for fiscal 2003 primarily due to increased litigation related costs as we continued to defend ourselves vigorously against the lawsuits brought against us by Synopsys. General and administrative headcount increased from 10 at September 30, 2002 to 11 at September 30, 2003. We expect that general and administrative expenses will continue to increase in absolute dollars to support the growth of our future operations, as well as from increased legal fees, directors and officers liability insurance and the costs of public company compliance reporting.

        Stock-Based Compensation.    We did not record any deferred stock-based compensation in fiscal 2002 or fiscal 2003. We have been amortizing stock-based compensation recorded previously over the vesting period of the related options, which is generally four years. We amortized $1.0 million and $955,000 of stock-based compensation in fiscal 2002 and fiscal 2003, respectively. We expect aggregate stock-based compensation expense of approximately $842,000 during fiscal 2004 and approximately $275,000 during fiscal 2005.

        Stock-based compensation expense decreased by 5.0%, or $50,000, from $1.0 million for fiscal 2002 to $955,000 for fiscal 2003. As a percent of total revenue, stock-based compensation expense decreased slightly from 3.0% for fiscal 2002 to 2.7% for fiscal 2003.

  Interest Income

        Interest income increased by 3.9%, or $37,000, from $949,000 for fiscal 2002 to $986,000 for fiscal 2003. Due to profitability and positive cash flow, our cash and investment balances increased in fiscal 2003, which resulted in increased interest income despite lower interest rates. As a percent of total revenue, interest income stayed flat at 2.8% of total revenue for fiscal 2002 and fiscal 2003.

  Other Income (Expense), Net

        Our other income (expense), net remained relatively unchanged and was insignificant for fiscal 2002 and fiscal 2003.

  Income Taxes

        The provision for income taxes as a percent of income before taxes was 35.9% and 30.0% for fiscal 2002 and fiscal 2003, respectively. The decrease in the effective tax rate from the prior year was primarily due to the reduction of state income taxes as a result of increases in tax credits.

Fiscal Years Ended September 30, 2001 and 2002

  Revenue

        Total Revenue.    Total revenue increased $12.0 million, from $21.9 million for fiscal 2001 to $33.9 million for fiscal 2002. This increase was attributable to an increase in our end user base resulting in substantial growth in product, subscription and maintenance revenue, as well as additional sales to our existing end users.

        Revenue from sales outside of North America accounted for 51.0% and 42.0% of total revenue for fiscal 2001 and fiscal 2002, respectively. The percent of total revenue from outside of North America decreased due to domestic revenue growing at a faster rate than revenue from outside of North America primarily because of increased sales to more domestic major customers. Revenue from Japan was 24.1% and 19.4% of total revenue in fiscal 2001 and fiscal 2002, respectively. No other country outside North America accounted for more than 10% of our total revenue in either period.

        Marubeni Solutions accounted for approximately 24.1% and 19.4% of our total revenue for fiscal 2001 and 2002, respectively. No other customer or distributor accounted for more than 10% of our total revenue during either period.

        Deferred revenue increased from $4.5 million as of September 30, 2001 to $6.1 million as of September 30, 2002. This increase in deferred revenue was attributable to an increase in deferred time-based license revenue and deferred maintenance revenue from new purchases and renewals of maintenance for perpetual licenses.

        Product Revenue.    Product revenue increased by $3.9 million, from $15.2 million for fiscal 2001 to $19.1 million for fiscal 2002. As a percent of total revenue, product revenue decreased from 69.0% for fiscal 2001 to 56.3% for fiscal 2002, as the growth rate in sales of perpetual licenses was outpaced by growth in time-based licenses.

        Subscription Revenue.    Subscription revenue increased by $5.6 million, from $4.0 million for fiscal 2001 to $9.6 million for fiscal 2002. This increase was primarily due to new customers purchasing time-based licenses, as well as existing customers purchasing additional time-based licenses. As a percent of total revenue, subscription revenue rose from 18.3% for fiscal 2001 to 28.3% for fiscal 2002.

        Maintenance Revenue.    Maintenance revenue increased by $2.4 million, from $2.8 million for fiscal 2001 to $5.2 million for fiscal 2002. The increase in maintenance revenue was due to the increase in the number of perpetual licenses in our installed base. As a percent of total revenue, maintenance revenue increased from 12.7% for fiscal 2001 to 15.4% for fiscal 2002.

  Cost of Revenue

        Cost of Product Revenue.    Cost of product revenue decreased by $49,000, from $308,000 for fiscal 2001 to $259,000 for fiscal 2002. As a percent of total revenue, the cost of product revenue decreased from 1.4% for fiscal 2001 to 0.8% for fiscal 2002. The decrease in the cost of product revenue was primarily due to a decrease in third-parties royalties from lower sales of third-party products.

        Cost of Subscription Revenue.    Cost of subscription revenue increased by $155,000, from $121,000 for fiscal 2001 to $276,000 for fiscal 2002. The increase in cost of subscription revenue was primarily due to increased personnel and other costs associated with the support of a larger number of time-based licenses. As a percent of total revenue, the cost of subscription revenue increased from 0.5% for fiscal 2001 to 0.8% for fiscal 2002.

        Cost of Maintenance Revenue.    Cost of maintenance revenue increased by $273,000, from $412,000 for fiscal 2001 to $685,000 for fiscal 2002. The increase in cost of maintenance revenue was primarily due to the increased hiring of dedicated support personnel to provide support to a growing installed user base. As a percent of total revenue, the cost of maintenance revenue increased slightly from 1.9% for fiscal 2001 to 2.0% for fiscal 2002.

  Operating Expenses

        Research and Development.    Research and development expenses increased by $371,000, from $5.1 million for fiscal 2001 to $5.5 million for fiscal 2002. The increase in research and development expenses in absolute dollars was primarily due to the hiring of additional research and development personnel, partially offset by the decrease in bonuses. As a percent of total revenue, research and development expenses decreased from 23.3% in fiscal 2001 to 16.2% in fiscal 2002.

        Sales and Marketing.    Sales and marketing expenses increased by $2.3 million, from $7.1 million for fiscal 2001 to $9.4 million for fiscal 2002. The absolute dollar increase in sales and marketing expenses was primarily due to the hiring of additional sales, support and marketing personnel and, to a lesser extent, increased trade show and other marketing activities and the expansion of our sales offices. As a percent of total revenue, sales and marketing expenses decreased from 32.5% in fiscal 2001 to 27.7% in fiscal 2002.

        General and Administrative.    General and administrative expenses increased by $4.4 million, from $3.4 million for fiscal 2001 to $7.8 million for fiscal 2002. As a percent of total revenue, general and administrative expenses increased from 15.3% for fiscal 2001 to 22.9% for fiscal 2002. The increase in general and administrative expenses was primarily due to legal fees, the hiring of additional finance and operations personnel and costs related to being a public company. As a percent of total revenue, legal fees increased from 4.9% during fiscal 2001 to 17.0% during fiscal 2002 primarily due to increased litigation related costs.

        Stock-Based Compensation.    We recorded deferred stock-based compensation of $2.5 million in connection with stock option grants in fiscal 2001. We amortized $2.4 million and $1.0 million of stock-based compensation in fiscal 2001 and fiscal 2002, respectively. As a percent of total revenue, stock-based compensation expense decreased from 10.8% for fiscal 2001 to 3.0% for fiscal 2002. Stock-based compensation expense decreased due to the one-time charge resulting from the acceleration of certain non-qualified stock options in fiscal 2001.

  Interest Income

        Interest income increased by $534,000, from $415,000 for fiscal 2001 to $949,000 for fiscal 2002. Due to net proceeds from our initial public offering and increasing profitability and cash flow, cash and investment balances increased in fiscal 2002, which resulted in increased interest income despite lower interest rates. As a percent of total revenue, interest income increased from 1.9% for fiscal 2001 to 2.8% for fiscal 2002.

  Other Income (Expense), Net

        Our other income (expense), net remained relatively unchanged and was immaterial for fiscal 2001 and fiscal 2002.

  Income Taxes

        The provision for income taxes as a percent of income before taxes was 41.0% for fiscal 2001 and 35.9% for fiscal 2002. The decrease in the effective tax rate from the prior year was primarily due to the reduction of amortization of stock-based compensation as a percent of income before taxes.

Liquidity and Capital Resources

        From inception through fiscal 2003, we have financed our operations primarily through public offerings of our common stock, the sale of common stock to employees and cash from net income. Total net proceeds of our December 2001 initial public offering after deducting underwriting discounts and offering expenses, including the exercise of the over-allotment option, were approximately $57.2 million.

        As of September 30, 2003, we had cash, cash equivalents and short-term investments of $92.2 million, an increase of $13.7 million from $78.5 million as of September 30, 2002, and working capital of $80.7 million, an increase of $9.1 million from $71.6 million as of September 30, 2002.

        Average days sales outstanding increased from 24 days as of September 30, 2001 to 38 days as of September 30, 2002 and decreased to 20 days as of September 30, 2003. The increase in average days sales outstanding in fiscal 2002 was due to increased sales and revenue being invoiced more unevenly during the fourth quarter. The decrease in days sales outstanding in fiscal 2003 was due to a majority of our total revenue in the fourth quarter of fiscal 2003 being either derived from deferred revenue or backlog that was invoiced early in the quarter, which left little uncollected as of September 30, 2003.

        Net cash provided by operating activities was $8.4 million, $9.0 million and $11.8 million for fiscal 2001, fiscal 2002 and fiscal 2003, respectively. Net cash provided by operating activities for fiscal 2001, fiscal 2002 and fiscal 2003 resulted primarily from net income and increases in accrued liabilities and deferred revenue. In addition, in fiscal 2002, an increase in accounts receivable and a decrease in long-term liabilities partially offset the increase in net cash provided by operating activities. In fiscal 2003, a decrease in accounts receivable also resulted in additional increase in net cash provided by operating activities.

        Net cash used in investing activities was $7.4 million, $29.1 million and $4.2 million for fiscal 2001, fiscal 2002 and fiscal 2003, respectively. In these periods, the net cash used primarily related to the purchase of investment securities with maturities of 91 days to one year and purchases of property and equipment.

        Capital expenditures were approximately $904,000, $331,000 and $482,000 for fiscal 2001, fiscal 2002 and fiscal 2003, respectively. Our capital expenditures consisted of purchases of computer equipment, software and office furniture and fixtures.

        Net cash provided by financing activities was $221,000, $57.5 million and $2.4 million for fiscal 2001, fiscal 2002 and fiscal 2003, respectively. For fiscal 2001, net cash provided by financing activities was primarily from proceeds from the exercise of employee stock options. For fiscal 2002, net cash provided by financing activities was primarily due to the net proceeds from the sale of 5.75 million shares of common stock in our initial public offering. For fiscal 2003, net cash provided by financing activities was primarily due to the net proceeds from stock option exercises and employee stock plan purchases.

        As of September 30, 2003, we had no borrowings, lines of credit, outstanding equipment leases or lease lines.

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

  Stock Repurchase Program

        In October 2002, our Board of Directors authorized a stock repurchase program of up to $5.0 million of our common stock over a 12 month period, which our Board extended for another 12 month period in October 2003. Shares will be repurchased in the open market at times and prices we consider appropriate. The timing of purchases and the exact number of shares to be purchased will depend on market conditions. Common shares reacquired are intended to be used for general corporate purposes. As of the date we filed this Annual Report on Form 10-K with the SEC, we had not repurchased any shares under this program.

  Contractual Obligations

        We lease our facilities under various noncancelable operating leases. In December 2002, we entered into a three-year operating lease for our headquarters located in Santa Clara, California, which began in February 2003. These noncancelable operating leases began expiring in October 2003. Rent expense was

$365,000 in fiscal 2001, $600,000 in fiscal 2002 and $784,000 in fiscal 2003. As of September 30, 2003, the aggregate future noncancelable minimum rentals or operating leases are as follows (in thousands):

Years Ending September 30,
2004	$585
2005	529
2006	252

Total:	$1,366

Factors Affecting Future Results

We have relied and expect to continue to rely on HSIM for a substantial majority of our revenue, and a decline in sales of licenses for HSIM could cause our revenue to decline.

        Historically, we have derived substantially all of our revenue from HSIM. We believe HSIM is the first hierarchical simulator that meets the circuit verification challenges of complex nanometer semiconductors. We expect that the revenue from this product will continue to account for substantially all of our revenue for at least the next six months. The electronic design automation software market, including the market for hierarchical simulator software, is characterized by rapid technological change, frequent new product introductions, uncertain product life cycles and evolving industry standards. If our competitors introduce new products and/or offer aggressive pricing that compete with HSIM, our revenue could decline materially and our results of operations could be harmed. For instance, in fiscal 2003, certain competitors were offering extremely competitive prices either by substantial discounting or bundling their products which resulted in a longer sales cycle for HSIM or delays by prospective customers in making their purchasing decisions. Since we expect HSIM to continue to account for substantially all of our revenue until at least the second half of fiscal 2004, any factors adversely affecting the pricing of our licenses of or demand for HSIM, including competition or technological change, could cause our revenue to decline materially and our business to suffer.

Our revenue would decline substantially if our existing customers do not purchase additional licenses or renew existing time-based licenses and maintenance from us.

        We rely on additional perpetual and time-based license revenue from our existing customers, as well as annual maintenance renewals for our perpetual licenses and renewals of our time-based licenses when they expire. Even if we are successful in generating revenue from our software to new customers, if our existing customers do not purchase additional licenses of our software or renew their expired time-based licenses or annual maintenance for perpetual licenses, we would experience a decline in revenue. In fiscal 2003, our revenue from perpetual licenses decreased as a result of more customers' preference to purchase time-based licenses and lower demand due to much tighter budgets. Revenue from time-based licenses and maintenance has increased steadily over the last 12 months and we expect it to continue to increase. For instance, in fiscal 2003, 66.4% of our total revenue was derived from time-based licenses and maintenance as compared to 43.7% for fiscal 2002. As more of our revenue is attributable to time-based licenses, our revenue could decline materially if our customers do not renew their existing time-based licenses or purchase additional time-based licenses.

If semiconductor design and manufacturing companies continue to experience recession or other conditions which impact their operating budgets, they may delay or cancel purchases of our software, which would reduce our revenues and cause our business to suffer.

        The primary customers for our software are semiconductor design and manufacturing companies. Any significant downturn in our customers' markets, or domestic and global conditions, which result in the reduction of research and development budgets or the delay of software purchases, would likely result in a decline in demand for our software and services and could harm our business. Since early 2000, the semiconductor industry has experienced a substantial decline in order volume and revenue and that downturn has continued. This could result in our customers delaying or canceling the purchase of our software. Any of these occurrences could have a significant impact on our operating results, revenues and costs and may cause the market price of our common stock to decline or become more volatile. For example, we experienced a substantial change in customers' purchasing behavior during the three months ended March 31, 2003 due to the prolonged economic downturn and concerns for their own financial stability. Consequently, as a cost-cutting measure, customers either suspended or reduced their capital budgets dramatically, which adversely affected our revenue. In addition, we were unable to meet revenue and earnings expectations for the quarter ended March 31, 2003 and had to lower our revenue and earnings guidance for the quarter ended June 30, 2003 and fiscal 2003. As a result, the market price of our common stock was negatively impacted.

        In addition, the markets for semiconductor products are cyclical. For example, in recent years certain Asian countries have experienced significant economic difficulties, including currency devaluation and instability, business failures and a depressed business environment. More recently, certain Asian countries have also experience difficulties from concerns about and the impact of closures due to SARS. These difficulties have triggered a significant downturn in the semiconductor market, resulting in reduced budgets for semiconductor design tools which, in turn, has negatively impacted us. We cannot predict what impact the recent prolonged economic slowdown and in particular, the semiconductor industry, will have on our business, but it may result in fewer purchases of licenses of our software, substitution to our lower priced configurations by customers who previously licensed our higher priced configurations or nonrenewal of time-based licenses or maintenance. If the current economic slowdown continues, we may not meet our revenue expectations for upcoming quarters and fiscal 2004.

We are currently a defendant in three lawsuits brought by Synopsys. The prosecution of these lawsuits could have a substantial negative impact on our business. Should Synopsys prevail, we may be required to pay substantial monetary damages or be prevented from selling our software.

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

        In February 2000, Synopsys filed a complaint in the Superior Court of the State of California in the County of Santa Clara (Case No. CV787950) against us and Dr. Deng, our President. The complaint alleged breach of contract, breach of fiduciary trust, diversion of corporate opportunity and constructive trust. In September 2001, Synopsys filed its second amended complaint, which added claims of inducing/aiding and abetting breach of fiduciary duty, including/aiding and abetting diversion of corporate opportunity, misappropriation of trade secrets, civil conspiracy, breach of confidence and unfair competition, and added as individual defendants Dr. Wang and our four other founders. In September 2002, Synopsys filed a supplemental second amended complaint that contained supplemental allegations but added no new claims or parties. In January 2003, the discovery referee issued orders creating rebuttable presumptions in favor of Synopsys on certain evidentiary issues to sanction us for erasure of certain computer files requested in discovery by Synopsys. These rulings mean that we must prove at trial that we did not take or use Synopsys' source code or other confidential information, rather than the usual requirement that Synopsys provide such proof in the first instance. However, none of these rulings resolves any of the claims made by Synopsys in the case and the trial judge or jury can reach their own conclusions based upon the evidence presented at trial. We filed a motion for reconsideration of this order and in March 2003, the court denied our motion, concluding that it was barred on procedural grounds. In January 2003, Synopsys filed a third amended complaint, which contained supplemental allegations but added no new claims or parties. We have filed an answer denying Synopsys' allegations. In August 2003, Synopsys filed several motions for terminating sanctions against us which are scheduled for hearing in January 2004. We oppose each of these motions and intend to file oppositions within the time permitted by law. Synopsys has requested unspecified damages of at least $25 million, an injunction, a constructive trust on unspecified intellectual property belonging to us and other relief. Further, in September 2003, Synopsys notified us that it reserves the right to seek up to $80 million in punitive damages with respect to claims for which punitive damages are allowed under California Civil Code Section 3294, and up to $50 million in punitive damages with respect to the trade secret claims under California Civil Code Section 3426.3(c). This action is currently in discovery. A trial date has not yet been set.

        We believe that we have meritorious defenses to Synopsys' allegations and claims and we intend to continue to defend ourselves vigorously. However, because of the inherent uncertainty of litigation in general, and the fact that the discovery related to this litigation is ongoing, we cannot assure you that we will ultimately prevail. Should Synopsys ultimately succeed in the prosecution of its claims, we could be permanently enjoined from selling our software and deriving related maintenance revenue. In addition, we could be required to pay substantial monetary damages to Synopsys. Further, we could be enjoined preliminarily from selling our software during the course of the litigation. Litigation such as the suit Synopsys has brought against us can take years to resolve and can be expensive to defend. Although the final outcome of the litigation may not occur for some time, the parties periodically conduct evidence gathering, meet to discuss the status of the litigation and file motions and other requests for the court to act. The results of these periodic activities, particularly the court's decisions on current pending and future motions, could have the effect of determining the ultimate outcome of the litigation, either for or against us, prior to a trial on the merits, or strengthen or weaken our ability to assert claims and defenses. For example, in November 2001, the court denied a motion brought by Synopsys for injunctive relief that, if granted, could have prevented us from selling our products. If any of Synopsys' motions ultimately prevail, our ability to defend ourselves against the claims brought against us in this litigation could be severely limited. It is possible that our relationships with our customers will be seriously harmed in the future as a result of the Synopsys litigation. Accordingly, an adverse judgment, if entered in favor of any Synopsys claim, could seriously harm our business, financial position and results of operations and cause our stock price to decline substantially. In addition, the Synopsys allegations and claims, even if ultimately determined to be without merit, could be time consuming to defend, result in costly litigation, divert our management's attention and resources, cause product shipment delays or require us to enter into royalty or license agreements. These royalty or license agreements may not be available on terms acceptable to us, if at all, and the prosecution of the Synopsys allegations and claims could significantly harm our business, financial position and results of operations and cause our stock price to decline substantially.

        In May 2001, Synopsys filed a complaint in the United States District Court, Northern District of California, San Jose division (Case No. CO1-20423 PVT) against us, alleging that our HSIM software infringes U.S. Patent No. 5,878,053 entitled "Hierarchical Power Network Simulation and Analysis tool for reliability testing of Deep Submicron IC Designs" (the "053 patent"), which is purportedly assigned to Synopsys. Since the case began, Synopsys has also alleged that our subsequently released HSIM 2.0 and LEXSIM products, infringe the 053 patent. Synopsys has requested relief including damages from $4.1 million to $13.7 million and an injunction. Synopsys has also requested that any damage award be trebled for alleged willful infringement. In June 2001, we filed an answer to the complaint denying infringement of a valid, enforceable patent and asserting counterclaims. We have since amended our counterclaims. Our current counterclaims allege that, among other things, the 053 patent is invalid, unenforceable and not infringed and that Synopsys has violated federal antitrust and state unfair competition laws.

        From time to time, the court has ruled on summary judgment motions in the case. In May 2002, the court granted summary judgment in favor of Synopsys on our invalidity defenses and counterclaims, concluding that they were barred by the doctrine of assignor estoppel. The court denied Synopsys' motion with respect to our unenforceability defense and counterclaim. In November 2002, the court issued an order granting summary judgment in favor of Synopsys on certain antitrust counterclaims based on the doctrine of assignor estoppel. However, the court declined to rule on Synopsys' motion with respect to our other antitrust and unfair competition counterclaims. In addition, the court issued a ruling construing the claims of the 053 patent in August 2002.

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

        Activity on several other summary judgment motions has been suspended because the court stayed the federal litigation. In November 2002, Synopsys filed three motions for summary judgment. The first motion asked the court to enter judgment before trial that Nassda's products infringe the 053 patent. The second motion asked the court to rule before trial against us on our defense that the 053 patent is unenforceable because Synopsys committed inequitable conduct in obtaining the patent. We submitted oppositions to both of these motions. Synopsys' third motion asked the court to rule before trial against us on our remaining antitrust counterclaims. Because of the court's prior rulings against us on our other antitrust counterclaims, we did not oppose this motion. In November 2002, we also filed a summary judgment motion, which asked the court to enter judgment before trial that our products do not infringe the 053 patent. Synopsys opposed this motion. The court issued its order staying the federal litigation before the parties' reply briefs were due.

        In June 2003, Synopsys filed a second complaint in the United States District Court, Northern District of California, San Francisco Division (Case No. C03-2664 RS) against us, alleging that the our products, including but not limited to HSIM and HANEX software products, infringe Synopsys U.S. Patent No. 6,249,898 entitled "Methods and Systems for Reliability Analysis of CMOS VLSI Circuits Based on Stage Partitioning and Node Activities" (the "898 Patent"). In July 2003, we filed an answer denying that we infringe the 898 Patent and asserting as defenses that the 898 Patent is invalid and unenforceable. We also brought a declaratory judgment counterclaim seeking judgment that the 898 Patent is not infringed by us and that the 898 Patent is invalid and unenforceable. In August 2003, Synopsys filed a motion to dismiss these defenses and counterclaims on the ground that we are barred from contesting the validity and enforceability of the 898 Patent based on the doctrine of assignor estoppel. Synopsys' motion also sought to strike our defenses of laches, patent misuse and unclean hands on the ground that we had not pleaded them with sufficient particularity. We opposed Synopsys' motions. In October 2003, the court denied Synopsys' motion to dismiss and strike the invalidity and unenforceability defenses and counterclaims and granted Synopsys' motion to strike the laches, patent misuse and unclean hands defenses with leave to amend the pleadings. The court has scheduled a case management conference for December 2003.

        We believe we have meritorious defenses to Synopsys' claims and intend to defend ourselves vigorously. However, because of the high degree of complexity of the intellectual property at issue, the inherent uncertainties of litigation in general and the preliminary nature of this litigation, we cannot assure you that we will ultimately prevail. Should Synopsys ultimately succeed in the prosecution of its claims, we could be permanently enjoined from selling our software and deriving related maintenance revenue. In addition, we may be required to pay substantial monetary damages to Synopsys. Further, we could be enjoined preliminarily from selling our software during the course of the litigation. Litigation such as the suit Synopsys has brought against us can take years to resolve and can be expensive to defend. The court's decisions on current pending and future motions could have the effect of determining the ultimate outcome of the litigation prior to a trial on the merits, or strengthen or weaken our ability to assert claims and defenses. It is possible that our relationships with our customers will be seriously harmed in the future as a result of the Synopsys litigation. Accordingly, an adverse judgment, if entered on any Synopsys claim, could seriously harm our business, financial position and results of operations and cause our stock price to decline substantially. In addition, the Synopsys allegations and claims, even if ultimately determined to be without merit, could be time consuming to defend, result in costly litigation, divert our management's attention and resources, cause product shipment delays or require us to enter into royalty or license agreements. These royalty or license agreements may not be available on terms acceptable to us, if at all, and the prosecution of the Synopsys allegations and claims could significantly harm our business, financial position and results of operations and cause our stock price to decline substantially.

        On July 1, 2003, a purported derivative complaint was filed against us and our directors in the United States District Court for the Northern District of California. This complaint alleged violations of California Corporations Code Section 25402, breach of fiduciary duty, waste of corporate assets and unjust enrichment based generally on the facts and circumstances alleged in the Synopsys litigations. The complaint seeks equitable relief and an unspecified amount of damages on behalf of Nassda. The case is still in the preliminary stages, and it is not possible for us to quantify the impact, if any, on Nassda. An unfavorable outcome in this case could have a material adverse effect on our business, financial condition, results of operations and cash flow. In addition, the expense of defending any litigation may be costly and divert management's attention from the day-to-day operations of our business.

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

        Our software is used to simulate and analyze complex nanometer-scale semiconductor designs. Our competitors in the electronics design automation industry who offer products that are used for other segments of the semiconductor design process often bundle their products together to offer discounts on products competitive with those we offer, making those products extremely attractive for our customers or potential customers to use. In addition, these competitors may not support our effort to integrate our software into their existing software. These competitors include such companies as Cadence, Synopsys and Mentor Graphics. Since these competitors offer a more comprehensive range of products than we do, they are often able to respond more quickly or price more effectively to take advantage of new or changing opportunities and respond to new technologies and customer requirements. We cannot assure you that we will be able to compete successfully in such environments. If we lose such opportunities to our competitors, our results of operations could be harmed significantly.

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

        Budget cuts have impacted the number of orders we receive from our customers and our customers in general have been seeking larger discounts and extended payment terms or purchasing time-based licenses in lieu of more costly perpetual licenses. We believe our customers' and potential customers' internal budgets have been and will continue to be subject to heightened scrutiny and the time required to receive budgetary approvals has lengthened. We cannot predict whether purchases of licenses of our software will be further deferred due to budget constraints or whether the number of complex nanometer-scale semiconductor design starts by our customers will be slower or decline even further.

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

        Approximately 61.2%, 72.1% and 75.3% of our total revenue for fiscal 2001, fiscal 2002 and fiscal 2003, respectively, were from our direct sales efforts. Our software requires sophisticated sales efforts by experienced and knowledgeable personnel. Competition for these individuals is intense due to the limited number of people available with the necessary sales experience and technical understanding of electronic design automation products. Hiring customer service and support personnel is also very competitive in our industry due to the limited number of people available with the necessary technical skills. Our sales and support staff consisted of 45 persons as of September 30, 2003. If we are unable to successfully train and integrate sales and support personnel and continue to identify, hire, train and retain new qualified individuals, our revenue may not grow.

If we are unable to attract and retain qualified research and development personnel, our business will suffer.

        There are a limited number of qualified software engineer and research and development personnel with the necessary experience and understanding of complex nanometer-scale semiconductor design products in the San Francisco Bay Area, where our primary facility is located. The scarcity of qualified persons may cause us to incur higher salary costs or require us to provide larger stock option grants. We have a small research and development facility in Taiwan, out of which four of our engineers currently operate, to broaden the pool of software engineers from which we can recruit. We cannot assure you that this strategy will help us satisfy our need for qualified personnel. Further, we may encounter other difficulties with managing geographically separate research and development activities. If we fail to attract, motivate and retain engineers and research and development personnel, we may be unable to develop or enhance our software, meet the demands of our customers in a timely manner or remain competitive and our business would suffer.

Because we rely on distributors for a large portion of our revenue, our revenue could decline if our existing distributors do not continue to purchase software licenses from us or represent us in those markets.

        A majority of our sales outside North America and Europe are conducted through distributors. Sales by our distributors accounted for approximately 38.8%, 27.9% and 24.7% of our total revenue in fiscal 2001, fiscal 2002 and fiscal 2003, respectively. We rely on Marubeni Solutions as the exclusive distributor of our software in Japan. Sales to Marubeni Solutions accounted for 24.1%, 19.4% and 15.5% of our total revenue in fiscal 2001, fiscal 2002 and fiscal 2003, respectively. We cannot be certain that we will be able to attract distributors that market our software effectively or provide timely and cost effective user support and service. Further, our agreements with our distributors provide exclusive distribution rights, but do not obligate the distributor to purchase any amount of licenses of our software or sell licenses of our software. Consequently, one or more of our distributors may not continue to represent our software or devote a sufficient amount of effort and resources to selling our licenses of software in their territories. We may from time to time be forced to terminate relationships with distributors who do not maintain an appropriate level of sales. We may also decide to sell our software in a particular territory directly and terminate relationships with a particular distributor. As a result, our sales in a given territory may decrease substantially or cease until a suitable replacement distributor can be found or we are able to establish or provide adequate sales and support efforts for that territory. Even if we are successful in selling licenses of our software through new distributors, the rate of growth of our total revenue could be harmed if our existing distributors do not continue to sell licenses of our software.

If we fail to adequately match our expenses to anticipated revenue in any given quarter, our operating results could fall below market expectations and cause the price of our stock to decline.

        Because of the prolonged economic downturn, extended sales cycle, seasonal fluctuations in our business, cyclicality of the semiconductor industry and the rapidly evolving market for complex nanometer-scale semiconductors, our ability to accurately forecast our quarterly revenue is limited. As a result, it is difficult to predict the revenue we will recognize in any given quarter.

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

        Commissions represent a significant portion of our sales force compensation, which is structured to encourage sales closures prior to fiscal year end. As a result, we expect that sales efforts will intensify in the fourth fiscal quarter which could result in our revenue being flat or slightly lower in the first and second quarters of the subsequent fiscal year.

        It is difficult for us to evaluate the degree to which these factors may reduce our sales because our revenue growth historically had masked the impact of these factors. In addition, most of our costs are relatively fixed in the short term and our business may not grow rapidly enough to absorb the costs of our personnel and facilities. As a result, we may be unable to reduce our expenses to avoid or minimize the negative impact on our quarterly operating results if anticipated revenue is not realized. For example, for the three months ended March 31, 2003, our revenue and earnings fell short of our previous guidance and market expectation and we revised our guidance for the quarter ended June 30, 2003 and fiscal 2003 to project much lower revenue and earnings than previously given, which negatively impacted the trading price of our common stock. Although we were able to achieve revenue and earnings results that met the revised guidance for the three months ended June 30, 2003 and September 30, 2003, we did not see any meaningful improvements in our customers' spending pattern and our outlook continues to be cautious. These trends could materially affect our quarter to quarter operating results, which could negatively impact our stock price.

We may not succeed in creating market acceptance for LEXSIM, CRITIC and HANEX, and our operating results may decline as a result.

        We released our second major product, LEXSIM, in May 2002, our third product, CRITIC, in December 2002 and our fourth product, HANEX, in May 2003. To date, LEXSIM, CRITIC and HANEX have accounted for only an immaterial portion of our revenues. Even though we do not expect LEXSIM, CRITIC or HANEX to account for a meaningful percentage of our total revenue until the second half of fiscal 2004, our future growth and profitability could be affected by our ability to increase sales of these new products. Furthermore, marketing new products requires significant additional expenses and resources. If we fail to market them successfully, our profitability may decline.

If we fail to enhance our circuit simulation and analysis software and develop and introduce new circuit simulation and analysis software on a timely basis, we may not be able to address the needs of our customers, our technology may become obsolete and our results of operations may be harmed.

        The electronic design automation software market is characterized by rapid technological change, frequent new product introductions and enhancements, uncertain product life cycles, changes in user demands and evolving industry standards. The introduction of software embodying new technologies and the emergence of new industry standards can render existing software in the semiconductor design industry obsolete and unmarketable. For instance, if customers widely adopt new engineering languages to describe their semiconductor designs and our software fails to support those languages adequately, demand for our software will suffer. To be successful, we must devote a substantial amount of our resources to enhance our software, keep pace with changes within our industry and develop and market new technologies. If our enhanced products or our future products and technologies do not achieve market acceptance, we may not be able to maintain our market share or recoup our development costs. As a result, our operating results would be harmed.

Our sales cycle is unpredictable and may be more than six months, so we may fail to adequately match our expenses to anticipated revenue in any given period or meet market expectations.

        Our sales cycle, or the period between our initial contact with a potential customer and the customer's purchase of a license of our software, generally ranges from three to six months but may be longer, particularly in the current economic downturn. We cannot predict the exact length of our sales cycle, which at times has exceeded six months. The unpredictability of our sales cycle makes it difficult to plan our expenses and forecast our results of operations for any given period. If we do not correctly predict the timing of our customers' purchases, the amount of revenue we recognize in a given quarter could be negatively impacted, which could harm our operating results. Our sales cycle may lengthen because of several factors, including:

  •
  long technical evaluation periods and validation periods for the integration of our software with our potential customers' existing semiconductor design flow;

  •
  the significant investment of resources required by customers to purchase and integrate our software into their design flow, particularly customers with large semiconductor design organizations;

  •
  competition from other electronic design automation software vendors;

  •
  limited and decreased capital spending due to weakness in the semiconductor industry and customers' uncertainty about economic recovery;

  •
  limited access to key decision makers of potential customers to authorize the adoption of our software;

  •
  budget cycles of our customers which affect the timing of purchases; and

  •
  delay of purchases due to product combination announcements or planned introductions of new products by our competitors or us.

        If we were to experience a delay in our orders, it could harm our ability to meet our forecasts or investors' expectations for a given quarter and ultimately result in the decrease of our stock price. Further, if our sales cycle unexpectedly lengthens in general, it would adversely affect the timing of our revenue recognition, which could cause us not to meet market expectations and cause our stock price to suffer. For instance, for the three months ended June 30, 2003 and March 31, 2003, our revenue decreased as compared to the previous quarters because we experienced longer sales cycles, which negatively impacted our ability to receive orders and recognize revenue.

Our expansion into international markets will result in higher personnel costs or distributor commissions and could reduce our operating margins.

        In order to penetrate international markets further, we must either expand the number of distributors who sell licenses of our software or increase our direct international sales presence. As we increase our direct international sales presence, our sales efforts may be delayed as we begin our local sales activities and we may incur higher personnel costs that may not result in additional revenue. These costs and the time to establish a local sales presence could harm our operating results. We may not realize corresponding growth in operating margins from growth in international sales due to the higher costs of these sales. We have increased our sales and support resources in Europe over the last two years and have established offices in England, France, Germany, India, Israel and Singapore. However, the expected returns on those investments have not been realized, primarily due to the economic slowdown. To date, we have relied primarily on international distributors in Asia and have only recently begun to employ direct sales personnel in Singapore and India. Even if we expand our direct and indirect international selling efforts, our efforts may not create or increase international market demand for our software or generate revenue sufficient to recoup the cost of this expansion.

If we experience losses in the future, the market price of our common stock could decline.

        Although we had net income for the past four fiscal years, we may incur losses in the future. In order to fund our growth and implement our strategies, we must continue to increase our investment in research and development, sales and marketing and other operations. As a result, we will need to generate significant revenue to maintain profitability. If we do not maintain profitability, the market price of our common stock may decline, perhaps substantially.

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

If we are not able to preserve the value of our software's intellectual property, our business will suffer.

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

  •
  divert our management's attention and resources;

  •
  cause customers to cancel or delay orders;

  •
  cause product shipment delays; or

  •
  require us to seek to enter into royalty or licensing agreements.

        These royalty or licensing agreements may not be available on terms acceptable to us, if at all. A successful claim of product infringement against us or our failure to license the infringed or similar technology could adversely affect our business. We would not be able to sell licenses of the impacted software without exposing ourselves to litigation risk and damages or we may be required to redevelop the software and incur significant additional expense. Because we expect to derive substantially all of our revenue from HSIM in fiscal 2004, anything that would limit our ability to license HSIM would harm our business.

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

Significant errors in our software, our inability to correct errors or the failure of our software to conform to specifications could result in our customers demanding refunds from us or asserting claims for damages against us.

        Because our circuit simulation and analysis software is complex, our software could fail to perform as anticipated. Further, significant errors in our software may be found in the future or errors may not be corrected satisfactorily for our customers. The detection of any significant errors may result in:

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

        Moreover, because our software is used in connection with other vendors' products that are used to design complex nanometer-scale semiconductors, significant liability claims may be asserted against us if our software does not work properly individually or with other vendors' products. Our agreements with customers typically contain provisions intended to limit our exposure to liability claims. However, these limitations may not preclude all potential claims and we have only minimal insurance against such liabilities. Regardless of their merit, liability claims could require us to spend significant time and expense in litigation and divert management's attention from other business pursuits. If successful, a product liability claim could require us to pay significant damages. Any claims, whether or not successful, could seriously damage our reputation and our business.

Because our strategy to expand our international operations is subject to uncertainties, we may not be able to enter new markets outside North America or generate a significant level of revenue or profit margins from those markets.

        Customers outside North America accounted for 51.0%, 42.0% and 39.6% of our total revenue in fiscal 2001, fiscal 2002 and fiscal 2003, respectively. We plan to increase our international sales activities, but we have limited experience marketing and directly licensing our software internationally.

        We have direct sales offices in England, France, Germany, India, Israel, Singapore and Taiwan, and rely primarily on indirect sales in Asia. Although our sales contracts provide for payment for our software licenses in United States dollars, our expenses incurred in foreign locations are generally denominated in the applicable local currency. To date we have not undertaken any foreign currency hedging transactions, and as a result, our future expense levels from international operations may be unpredictable due to exchange rate fluctuations. Our international operations are subject to other risks, including:

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

        To expand our proprietary technologies, we may acquire or make investments in complementary businesses, technologies or products if appropriate opportunities arise. We may be unable to identify suitable acquisition or investment candidates at reasonable prices or on reasonable terms, or complete future acquisitions or investments, any of which could slow our growth strategy. We may have difficulty integrating the products, personnel, culture, ideologies or technologies of any acquisitions we might make. These difficulties could disrupt our ongoing business, distract our management and employees and increase our expenses. In addition, the key personnel of the acquired company may decide not to work for us and if our customers are uncertain about our ability to operate on a combined basis, they could delay or cancel orders for our software. Furthermore, we may have to incur debt or issue equity securities to pay for any future acquisition, the issuance of which would be dilutive to our existing stockholders. We also could have difficulty in assimilating the acquired company's or division's personnel and operations, which could negatively affect our operating results.

The markets for complex nanometer-scale semiconductors are evolving rapidly and if these markets do not develop and expand as we anticipate, the demand for our software and our revenue would decline.

        We expect that a substantial majority of our revenue will continue to come from sales of HSIM in fiscal 2004. We depend on the growing use of circuit simulation and analysis software to design complex nanometer-scale semiconductors for use in portable consumer electronics, networking equipment and other applications. The market for complex nanometer-scale semiconductors may not grow if customers choose to use other types of semiconductors that might be more affordable or available with shorter time-to-market schedules. This could cause electronic equipment manufacturers to limit the number of new complex nanometer-scale semiconductors they design and would reduce their need for our software. If demand for our software were to decline, we may choose to lower the prices of our software or we may sell fewer licenses and have lower maintenance renewal rates. In addition, if equipment manufacturers do not widely adopt the use of complex nanometer-scale semiconductors or if there is a wide acceptance of alternative semiconductors that provide enhanced capabilities, the market price of our stock could decline due to our lower operating results or investors' assessment that the growth potential for licenses of our software is limited.

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

        We face significant competition from internal design software groups of semiconductor manufacturers. These internal groups compete with us for access to potential customers' circuit simulation and analysis software budgets and may eventually compete with us to supply circuit simulation and analysis software to other semiconductor manufacturers. We cannot assure you that internal groups will not expand their internally designed tools to compete directly with ours or actively sell their internally designed tools to other semiconductor manufacturers or, if they do, that we will be able to compete against them successfully.

Our revenue could be reduced if large electronic design automation companies make acquisitions in order to utilize their extensive distribution capabilities with our competitors' products.

        Large electronic design automation vendors, such as Cadence Design, Mentor Graphics or Synopsys, may acquire or establish cooperative relationships with our other current competitors, including private companies. For example, Synopsys acquired Numerical Technologies, Inc., a provider of sub-wavelength lithography-enabling technology, in February 2003, and InnoLogic Systems, Inc., a provider of memory and full-custom equivalence checking technology, in June 2003. Because large electronic design automation vendors have significant financial and organizational resources, they may be able to further penetrate our markets by leveraging the technology and expertise of smaller companies and utilizing their own extensive distribution channels. We expect that the electronic design automation product industry will continue to consolidate. For example, Cadence completed its acquisition of Celestry Design Technologies, Inc., a provider of silicon modeling and circuit simulation tools, in January 2003, Get2Chip, Inc., a provider of advanced nanometer-scale synthesis technology, in April 2003 and Verplex Systems, Inc., a provider of formal verification electronic design software, in August 2003. It is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share, which would harm our business and financial prospects.

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

We may sell fewer licenses of our products if other vendors' products are no longer compatible with ours.

        Our ability to sell licenses of our software depends in part on the compatibility of our software with other vendors' software and hardware products. These vendors may change their products so that they will no longer be compatible with our software. If that were to happen, our business and future operating results would suffer if we were no longer able to offer commercially viable or competitive products.

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

        Our total number of employees was 100 as of September 30, 2003, and we expect our headcount to double over the next 18 to 24 months. Our productivity and the quality of our software may be adversely affected if we do not integrate, train and motivate our new employees quickly and effectively and manage our resources efficiently. We also cannot be sure that our revenue will continue to grow at a sufficient rate to absorb the costs associated with the increased personnel.

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

ITEM 7A.    Quantitative and Qualitative Disclosures About Market Risk

        We develop products primarily in the United States and sell those products primarily in North America, Europe and Japan. Our revenue for sales outside of North America was approximately 51.0%, 42.0% and 39.6% of total revenue for fiscal 2001, fiscal 2002 and fiscal 2003, respectively. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. As all of our sales are currently made in United States dollars, a strengthening of the United States dollar could make our software less competitive in foreign markets.

        Our interest income is sensitive to changes in the general level of United States interest rates, particularly since the majority of our investments are in short-term instruments. We expect that our interest income will continue to be negatively affected by recent declines in short-term interest rates. A sensitivity analysis assuming a hypothetical 10% movement in interest rates applied to our cash equivalent and short-term investments balances at September 30, 2003 would change interest income by approximately $75,000 on an annual basis. However, due to the nature of our short-term investments, we have concluded that we do not have material market risk exposure.

        We invest funds in excess of current operating requirements in short-term tax exempt and taxable instruments that meet high credit quality standards, as specified in our investment policy. The policy also limits the amount of credit exposure to any one issue, issuer or type of instrument. As of September 30, 2003, our cash, cash equivalents and short-term investments primarily consisted of the following instruments:

  •
  obligations of the United States government and its agencies;

  •
  investment grade state and local government obligations;

  •
  securities of United States corporations rated A1 or P1 by Standard & Poor's or Moody's equivalents; and/or

  •
  money market funds, deposits or notes issued or guaranteed by United States and non-United States commercial banks meeting certain credit rating and net worth requirements with maturities of less than one year.

ITEM 8.    Financial Statements and Supplementary Data

Quarterly Results of Operations

        The following table presents our operating results for each of the eight quarters in the period ended September 30, 2003. The information for each of these quarters is unaudited and has been prepared on the same basis as our audited financial statements appearing elsewhere in this report. In the opinion of our management, all necessary adjustments, consisting only of normal recurring adjustments, have been included to present fairly the unaudited quarterly results when read in conjunction with our audited consolidated financial statements and the related notes appearing elsewhere in this report. These operating results are not necessarily indicative of the results of any future period.

	Quarters Ended
	Dec. 31, 2001	March 31, 2002	June 30, 2002	Sept. 30, 2002	Dec. 31, 2002	March 31, 2003	June 30, 2003	Sept. 30, 2003
	(in thousands, except per share amounts)
Revenue:
Product	$4,513	$4,408	$4,999	$5,181	$4,632	$3,211	$1,892	$2,061
Subscription	1,590	2,450	2,622	2,925	3,748	3,443	3,558	3,852
Maintenance	989	1,163	1,301	1,766	1,955	2,145	2,058	2,500

Total revenue	7,092	8,021	8,922	9,872	10,335	8,799	7,508	8,413

Cost of revenue:
Product	80	55	22	102	66	63	69	43
Subscription	50	67	74	85	86	84	90	83
Maintenance	157	156	174	198	201	197	211	193

Total cost of revenue	287	278	270	385	353	344	370	319

Gross profit	6,805	7,743	8,652	9,487	9,982	8,455	7,138	8,094

Operating expenses:
Research and development	1,311	1,274	1,248	1,645	1,529	1,706	1,968	1,942
Sales and marketing	2,118	2,292	2,424	2,554	2,876	2,873	2,659	2,366
General and administrative	1,665	1,857	2,085	2,166	2,464	2,414	2,457	3,318
Stock-based compensation	252	252	252	249	248	248	229	230

Total operating expenses	5,346	5,675	6,009	6,614	7,117	7,241	7,313	7,856

Income (loss) from operations	1,459	2,068	2,643	2,873	2,865	1,214	(175)	238
Interest income	119	216	320	294	268	256	222	240
Other income (expense), net	(3)	(2)	(1)	(3)	(20)	(10)	11	(18)

Income before taxes	1,575	2,282	2,962	3,164	3,113	1,460	58	460
Provision for taxes	(554)	(890)	(1,133)	(1,002)	(1,090)	(438)	138	(137)

Net income	$1,021	$1,392	$1,829	$2,162	$2,023	$1,022	$196	$323

Basic shares	11,770	22,034	22,962	23,699	24,363	24,889	25,326	25,653
Basic earnings per share	$0.09	$0.06	$0.08	$0.09	$0.08	$0.04	$0.01	$0.01
Diluted shares	23,943	28,977	29,375	28,495	28,923	28,487	28,546	29,167
Diluted earnings per share	$0.04	$0.05	$0.06	$0.08	$0.07	$0.04	$0.01	$0.01

  Quarterly Fluctuations

        We believe seasonal factors in our business may cause both the total revenue and each of its components to fluctuate from quarter to quarter. These seasonal factors include patterns in the capital budgeting, purchasing cycles of our current and prospective customers, the mix between perpetual and time-based licenses, timing of the renewals of time-based licenses and maintenance, and payment terms which may impact the timing of revenue recognition. During the three months ended March 31, 2003, we experienced a substantial change in customers' purchasing behavior due to the prolonged economic downturn and concerns about their own financial stability. Therefore, as a cost-cutting measure, customers either suspended or reduced their capital budgets dramatically, which adversely affected our revenue. Consequently, total revenue and earnings were lower than expected for the quarter ended March 31, 2003. In addition, more customers preferred to purchase time-based licenses due to their flexible licensing structure and payment terms. As a result, we also experienced decreases in perpetual license purchases in the three months ended March 31, 2003 and June 30, 2003. Further, commissions represent a significant portion of our sales force compensation, which is structured to encourage sales booking closures prior to fiscal year end. As a result, we expect that sales efforts will intensify in the fourth fiscal quarter, which could result in our revenue being flat or slightly lower in the second and third quarters of the subsequent fiscal year. General and administrative expenses increased by approximately $861,000 in the three months ended September 30, 2003 relative to the three months ended June 30, 2003 primarily due to the increases in litigation and related costs.

NASSDA CORPORATION

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of
Nassda Corporation:

        We have audited the accompanying consolidated balance sheets of Nassda Corporation and subsidiaries (the "Company") as of September 30, 2002 and 2003, and the related consolidated statements of income, stockholders' equity and comprehensive income and cash flows for each of the three years in the period ended September 30, 2003. Our audits also included the consolidated financial statement schedule listed in Item 15(a)(2). These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and consolidated financial statement schedule based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2002 and 2003 and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2003 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule listed in Item 15(a)(2), when considered in relation to the basic consolidated financial statements as a whole, presents fairly, in all material respects, the information set forth therein.

/s/  DELOITTE & TOUCHE LLP

San Jose, California
October 28, 2003

NASSDA CORPORATION

CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30,
	2002	2003
Assets:
Current assets:
Cash and cash equivalents	$43,157	$53,145
Short-term investments	35,295	39,020
Accounts receivable, net of allowances of $87 and $92 at September 30, 2002 and September 30, 2003, respectively	4,156	1,874
Prepaid expenses and other current assets	553	996
Deferred income taxes	2,050	2,568

Total current assets	85,211	97,603
Property and equipment, net	784	704
Other assets	727	1,165

Total assets	$86,722	$99,472

Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable	$555	$230
Accrued liabilities	6,994	7,682
Deferred revenue	6,065	8,982

Total current liabilities	13,614	16,894
Deferred revenue	—	849
Other long-term liabilities	54	64

Total liabilities	13,668	17,807

Commitments and Contingencies (Notes 5 and 11)
Stockholders' equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized: no shares issued and outstanding	—	—
Common stock, par value $0.001: 110,000,000 shares authorized; 24,935,036 and 25,999,439 shares outstanding at September 30, 2002 and September 30, 2003, respectively	25	26
Additional paid-in capital	66,378	70,343
Deferred stock-based compensation	(2,208)	(1,117)
Accumulated other comprehensive income/(loss)	6	(4)
Retained earnings	8,853	12,417

Total stockholders' equity	73,054	81,665

Total liabilities and stockholders' equity	$86,722	$99,472

See accompanying notes to consolidated financial statements.

NASSDA CORPORATION

CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share and per share amounts)

	Years Ended September 30,
	2001	2002	2003
Revenue:
Product	$15,152	$19,101	$11,796
Subscription	4,009	9,587	14,601
Maintenance	2,782	5,219	8,658

Total revenue	21,943	33,907	35,055

Cost of revenue:
Product	308	259	241
Subscription	121	276	343
Maintenance	412	685	802

Total cost of revenue	841	1,220	1,386

Gross profit	21,102	32,687	33,669

Operating expenses:
Research and development	5,107	5,478	7,145
Sales and marketing	7,140	9,388	10,774
General and administrative	3,355	7,773	10,653
Stock-based compensation*	2,369	1,005	955

Total operating expenses	17,971	23,644	29,527

Income from operations	3,131	9,043	4,142
Interest income	415	949	986
Other income (expense), net	(1)	(9)	(37)

Income before taxes	3,545	9,983	5,091
Provision for income taxes	(1,454)	(3,579)	(1,527)

Net income	$2,091	$6,404	$3,564

Earnings per share:
Basic	$0.28	$0.32	$0.14

Diluted	$0.10	$0.23	$0.12

Shares used in computing earnings per share:
Basic	7,461	20,116	25,058

Diluted	21,616	27,697	28,781

*Stock-based compensation includes:
Research and development	$1,907	$426	$422
Sales and marketing	233	346	300
General and administrative	229	233	233

Total	$2,369	$1,005	$955

See accompanying notes to consolidated financial statements.

NASSDA CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME
(in thousands, except share amounts)

	Common Stock				Accumulated Other Comprehensive Income/(Loss)
			Additional Paid-In Capital	Deferred Stock- Based Compensation		Retained Earnings	Total Stockholders' Equity	Total Comprehensive Income
	Shares	Amount
Balance at October 1, 2000	7,642,000	$8	$1,790	$(1,679)	$—	$358	$477
Exercise of stock options	4,507,867	4	217				221
Deferred stock-based compensation			2,472	(2,472)			—
Amortization of employee deferred stock-based compensation				722			722
Issuance of common stock options to nonemployees			1,647				1,647
Unrealized gain on short-term investments					11		11	$11
Net income						2,091	2,091	2,091

Balance at September 30, 2001	12,149,867	12	6,126	(3,429)	11	2,449	5,169	$2,102

Exercise of stock options	422,252	—	187				187
Issuance of common stock under employee stock purchase plan	36,920	—	345				345
Conversion of preferred stock	6,575,997	7	1,843				1,850
Issuance of common stock to public, net of issuance costs of $6,076	5,750,000	6	57,168				57,174
Amortization of employee deferred stock-based compensation				1,005			1,005
Reversal of stock-based compensation for cancellation of stock options			(216)	216			—
Income tax benefit from employee stock transactions			925				925
Unrealized loss on short-term investments					(5)		(5)	$(5)
Net income						6,404	6,404	6,404

Balance at September 30, 2002	24,935,036	25	66,378	(2,208)	6	8,853	73,054	$6,399

Exercise of stock options	900,203	1	1,370				1,371
Issuance of common stock under employee stock purchase plan	164,200		1,002				1,002
Amortization of employee deferred stock-based compensation				955			955
Reversal of stock-based compensation for cancellation of stock options			(136)	136			—
Income tax benefit from employee stock transactions			1,729				1,729
Unrealized loss on short-term investments					(10)		(10)	$(10)
Net income						3,564	3,564	3,564

Balance at September 30, 2003	25,999,439	$26	$70,343	$(1,117)	$(4)	$12,417	$81,665	$3,554

See accompanying notes to consolidated financial statements.

NASSDA CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended September 30,
	2001	2002	2003
Operating activities
Net income	$2,091	$6,404	$3,564
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	239	438	548
Provision for doubtful accounts	100	25	15
Loss on disposal of property and equipment	—	—	14
Stock-based compensation	2,369	1,005	955
Deferred income taxes	(2,915)	445	(954)
Changes in operating assets and liabilities:
Accounts receivable	(1,632)	(2,415)	2,267
Prepaid expenses and other current assets	(436)	202	(443)
Accounts payable	80	444	(325)
Accrued liabilities	2,977	2,549	2,417
Deferred revenue	3,824	1,593	3,766
Long-term liabilities	1,709	(1,655)	10

Net cash provided by operating activities	8,406	9,035	11,834

Investing activities
Purchases of short-term investments	(11,017)	(54,004)	(62,537)
Proceeds from maturity of short-term investments	4,508	25,224	58,799
Purchases of property and equipment	(904)	(331)	(482)
Other assets	(32)	40	1

Net cash used in investing activities	(7,445)	(29,071)	(4,219)

Financing activities
Proceeds from issuance of common stock, net of issuance costs	—	57,174	—
Proceeds from sale of common stock	221	532	2,373
Repurchase of preferred stock	—	(168)	—

Net cash provided by financing activities	221	57,538	2,373

Increase in cash and cash equivalents	1,182	37,502	9,988
Cash and cash equivalents, beginning of period	4,473	5,655	43,157

Cash and cash equivalents, end of period	$5,655	$43,157	$53,145

Supplemental disclosure of cash flow information
Cash paid for income taxes	$2,855	$3,041	$319

Noncash investing and financing activities
Unrealized gain (loss) on short-term investments	$11	$(5)	$(10)

Deferred stock-based compensation (reversal)	$2,472	$(216)	$(136)

Income tax benefit from employee stock transactions	$—	$925	$1,729

Conversion of preferred stock to common stock	$—	$1,850	$—

See accompanying notes to consolidated financials statements.

NASSDA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Business and Summary of Significant Accounting Policies

        Business—Nassda Corporation (the "Company") was incorporated in California on August 31, 1998 to provide full-chip circuit simulation and analysis software for the design and verification of complex nanometer-scale semiconductors. On September 28, 2001 the Company reincorporated in the State of Delaware.

        The Company operates on a 52 week fiscal year ending September 30. Fiscal 2001 ended on September 30, 2001, fiscal 2002 ended on September 30, 2002 and fiscal 2003 ended on September 30, 2003. Fiscal 2004 will end on September 30, 2004.

        Initial Public Offering—The Company commenced its initial public offering in which the Company sold 5 million shares of common stock at $11.00 per share in December 2001. The net proceeds the Company received from this offering after deducting underwriting discounts and offering expenses were approximately $49.6 million. All outstanding shares of preferred stock were automatically converted into common stock on a share for share basis immediately prior to the first closing of the sale of the shares in the initial public offering. The Company's common stock began trading on the Nasdaq National Market on December 13, 2001.

        In January 2002, the underwriters of the Company's initial public offering exercised their over-allotment option to purchase an additional 750,000 shares of common stock at $11.00 per share. The net proceeds the Company received pursuant to this over-allotment option after deducting underwriting discounts were approximately $7.6 million.

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

        Certain Significant Risks and Uncertainties—The Company is subject to certain risks and uncertainties. The Company is a defendant in three lawsuits brought by Synopsys (see Note 11). Should Synopsys prevail in any of these lawsuits, the Company may be required to pay substantial monetary damages and/or be prevented from selling the Company's software. In addition, the Company believes changes in any of the following areas could have a material adverse effect on the Company's future financial position or results of operations: the economic environment; new product development, including market receptiveness; changes in overall demand for products and services offered by the Company; changes in customer relationships; litigation or claims against the Company based on intellectual property, patent, product regulatory or other factors; competition from other products; existing product obsolescence; the ability to attract and retain qualified employees; and the ability to obtain additional financing.

        Concentration of Credit Risk—Financial instruments that potentially subject the Company to concentration of credit risk consist of cash, cash equivalents, short-term investments and accounts receivables. The Company maintains its cash, cash equivalents and short-term investments with high credit quality financial institutions. Credit risk is mitigated by the Company's credit evaluation process and reasonably short terms for collection. The Company does not require collateral or other security to support accounts receivable.

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

        Cash and Equivalents—The Company considers all liquid debt instruments with maturities of three months or less as of the date of purchase to be cash equivalents. The Company's cash equivalents are maintained with high quality credit institutions and their recorded cost approximates their fair market value.

        Short-Term Investments—The Company classifies its short-term investments as available for sale. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities, instruments are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity.

        Property and Equipment—Property and equipment are stated at cost and are depreciated over their estimated useful lives of three years using the straight line method.

        Long-Lived Assets—In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicated that the carrying amount of an asset may not be recoverable. When the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount, an impairment loss would be measured based on the discounted cash flows compared to the carrying amount. No impairment charge has been recorded in any of the periods presented. See "Recently Issued Accounting Standards" regarding the Company's adoption of SFAS No. 144.

        Software Development Costs—Costs for the development of new software products and substantial enhancements to existing software products are expensed as incurred until technological feasibility has been established, at which time any additional costs are capitalized in accordance with SFAS No. 86, Computer Software To Be Sold, Leased, or Otherwise Marketed. The costs to develop such software have not been capitalized as the Company believes its current software development process is essentially completed concurrent with the establishment of technological feasibility.

        Revenue Recognition—The Company recognizes revenue in accordance with the provisions of American Institute of Certified Public Accountants Statement of Position ("SOP") 97-2, Software Revenue Recognition, as amended by SOP 98-4, Deferral of the Effective Date of Certain Provisions of SOP 97-2, and SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions. The Company recognizes and reports revenue in three separate categories: product revenue, subscription revenue and maintenance revenue. Product revenue is derived from perpetual license fees. Subscription revenue is derived from time-based license fees and includes maintenance during the license period. The Company recognizes product revenue and subscription revenue when all of the following conditions are met:

  •
  a written purchase order, license agreement or other contract has been executed;

  •
  the product and the production license key have been delivered;

  •
  user acceptance periods, if any, have expired;

  •
  the license fee is fixed and determinable; and

  •
  collection of the fee is probable.

        Vendor specific objective evidence exists for maintenance on perpetual licenses based on renewal rates. The Company's customers generally purchase the first year of maintenance when they purchase a perpetual license, so the Company uses the residual method to determine the allocation of revenue to the license portion of multiple element arrangements involving perpetual licenses. Because the Company bundles both the license and maintenance into its agreements for time-based licenses for the entire term, vendor specific objective evidence does not exist for each element of the arrangement. Therefore, the Company recognizes subscription revenue from time-based licenses ratably over the period of the license. Maintenance revenue is derived from the annual maintenance contracts that are purchased by perpetual licensees. The Company generally recognizes revenue from maintenance ratably over the maintenance period, which is typically one year.

        For sales made through all distributors, the Company recognizes revenue when the software has been sold to the end users and all other revenue recognition criteria have been met. When the distributor is the primary obligor in the arrangement, has latitude in establishing prices and has credit risk, the Company records revenue based on amounts invoiced to the distributor (rather than the amount invoiced by the distributor to the end users). When the Company is the primary obligor in the arrangement, has latitude in establishing price and has credit risk, the Company records revenue based on amounts invoiced to the end customer (with the related commissions paid to the distributors reported as sales and marketing expense).

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

        Under SFAS No. 123, the Company is required to disclose pro forma information regarding option grants made to its employees based on specified valuation techniques that produce estimated compensation charges. The Company's calculations are based on a single option valuation approach and forfeitures are recognized as they occur. For pro forma purposes, the estimated fair value of the Company's stock-based awards is amortized over the respective vesting period. The weighted-average estimated fair value of stock options issued during fiscal 2001, fiscal 2002 and fiscal 2003 was $1.68, $5.88 and $4.32 per share, respectively. The Company's pro forma net income, basic earnings per share and diluted earnings per share under SFAS No. 123 would have been as follows (in thousands, except per share amounts):

	September 30,
	2001	2002	2003
Net income as reported	$2,091	$6,404	$3,564
Add: stock based employee compensation expense included in reported net income, net of taxes	722	916	651

Less: stock-based employee compensation expense determined under fair value based method, net of taxes	(1,026)	(3,581)	(5,310)

Pro forma net income (loss)	$1,787	$3,739	$(1,095)

Basic earnings (loss) per share:
As reported	$0.28	$0.32	$0.14

Pro forma	$0.24	$0.19	$(0.04)

Diluted earnings (loss) per share:
As reported	$0.10	$0.23	$0.12

Pro forma	$0.08	$0.14	$(0.04)

        The fair value of options at the date of grant was estimated using the minimal value method for fiscal 2001 and through the date of the Company's initial public offering in December 2001, and the Black-Scholes option pricing model for options granted thereafter, with the following weighted-average assumptions:

	Years Ended September 30,
	2001	2002	2003
Stock Option Plans:
Risk-free interest rate	5.5%	4.0%	2.89%
Expected volatility	0.0%	70.0%	85.4%
Expected life (in years)	4.5	4.5	4.5
Expected dividend	0.0%	0.0%	0.0%
Employee Stock Purchase Plan:
Risk-free interest rate	—	1.86%	1.18%
Expected volatility	—	70.0%	85.4%
Expected life (in years)	—	0.5	1.0
Expected dividend	—	0.0%	0.0%

        Income Taxes—The Company accounts for income taxes using an asset and liability approach. Deferred tax assets are recognized for future deductions and operating loss and credit carryforwards, net of a valuation allowance to reduce net deferred tax assets to amounts that are more likely than not to be realized.

        Earnings Per Share—Basic earnings per share ("EPS") is computed by dividing net income by the weighted average common shares outstanding for the period. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock.

        Foreign Currency Translation—The functional currency of the Company's foreign subsidiaries is the United States dollar. Accordingly, assets and liabilities are translated to United States dollars at the exchange rates in effect as of the balance sheet date, and results of operations are translated using the average rates in effect for the period presented. Transaction gains and losses, which are included in other income (expense) in the accompanying consolidated statements of income, have not been significant.

        Comprehensive Income—Comprehensive income for the fiscal 2002 and 2003 has been disclosed within the consolidated statement of stockholders' equity and comprehensive income.

        Recently Issued Accounting Standards—In October 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Assets to Be Disposed of. The Company adopted SFAS No. 144 for fiscal 2003 beginning October 1, 2002. The adoption of SFAS No. 144 had no impact on the Company's financial position, results of operations or cash flows.

        In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years ending after December 15, 2002. The Company adopted the disclosure provisions of SFAS No. 148 for the quarterly period beginning on January 1, 2003. The Company does not expect to change to the fair value based method of accounting for stock-based employee compensation; therefore, the adoption of SFAS No. 148 had no impact on the Company's financial position, results of operation or cash flows.

        In January 2003, the FASB issued FASB Interpretation 46 ("FIN 46"), Consolidation of Variable Interest Entities. FIN 46 clarifies the application of Accounting Research Bulletin 51, Consolidated Financial Statements, for certain entities that do not have sufficient equity at risk to finance their activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after December 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company is in the process of determining what impact, if any, the adoption of the provisions of FIN 46 will have upon its financial condition or results of operations. However, the Company does not expect that FIN 46 will have a material impact on its financial condition or results of operations.

        In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 149 amends SFAS No. 133 for decisions made as part of the Derivatives Implementation Group process and in connection with implementation issues raised in relation to the application of the definition of a derivative.

SFAS 149 is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 had no impact on the Company's financial position or results of operations.

        In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, which requires that certain financial instruments be presented as liabilities that were previously presented as equity or as temporary equity. Such instruments include mandatory redeemable preferred and common stock, and certain options and warrants. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and is generally effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 had no impact on the Company's financial position or results of operations.

2.     Investments

        The Company classifies investments with original maturities of three months or less when acquired as cash equivalents and all investments with original maturities of longer than three months but one year or less as short term investments. All of the Company's cash equivalents and short-term investments are classified as available-for-sale and are reported at fair value, with unrealized gains and losses included in stockholders' equity as a component of accumulated other comprehensive income, net of taxes, if any. The fair value of short-term investments is determined based on quoted market prices. The cost of securities sold is based on the specific identification method and realized gains and losses are included in other income, net. The Company has cash equivalents and investments with various high quality institutions and all investments are made in accordance with the policy approved by the board of directors which includes limiting the amount of credit risk to any one institution. The cost basis and estimated fair values of available-for-sale investment securities are shown below (in thousands):

	Cost	Unrealized Gain	Unrealized (Loss)	Fair Market Value
September 30, 2002
Cash and cash equivalents:
Cash	$563	$—	$—	$563
Money Market funds	10,710	—	—	10,710
Corporate notes	2,792	—	—	2,792
Tax-exempt municipal obligations	29,092	—	—	29,092

Total cash and cash equivalents	43,157	—	—	43,157

Short-term investments:
Corporate notes	2,043	4	(2)	2,045
U.S. government agency notes	33,246	17	(13)	33,250

Total short-term investments	35,289	21	(15)	35,295

Total cash, cash equivalents and short-term investments	$78,446	$21	$(15)	$78,452

September 30, 2003
Cash and cash equivalents:
Cash	$2,511	$—	$—	$2,511
Money Market funds	8,265	—	—	8,265
Corporate Notes	2,000	—	—	2,000
Tax-exempt municipal obligations	40,369	—	—	40,369

Total cash and cash equivalents	53,145	—	—	53,145

Short-term investments:
Corporate Notes	3,873	2	(1)	3,874
Tax-exempt municipal obligations	3,400	—	(3)	3,397
U.S. government agency notes	31,753	—	(4)	31,749

Total short-term investments	39,026	2	(8)	39,020

Total cash, cash equivalents and short-term investments	$92,171	$2	$(8)	$92,165

3.     Property and Equipment

        Property and equipment consists of (in thousands):

	September 30,
	2002	2003
Computer equipment.	$768	$936
Furniture and fixtures	321	513
Software	437	497
Leasehold improvements	—	49

	1,526	1,995
Less accumulated depreciation	(742)	(1,291)

Property and equipment, net	$784	$704

4.     Accrued Liabilities

        Accrued liabilities consist of (in thousands):

	September 30,
	2002	2003
Accrued compensation and related benefits.	$1,487	$1,796
Accrued bonuses	2,643	893
Income taxes payable	882	1,713
Accrued legal	821	2,214
Other	1,161	1,066

Total	$6,994	$7,682

        During fiscal 2002, the Company accrued bonuses of $760,000 earned by its employees. The Company distributed approximately $709,000 of these bonuses during fiscal 2003 and the remaining $51,000 will be paid during the first quarter of fiscal 2004. Employees whose employment by the Company terminates prior to the applicable payment date will receive the undistributed amounts on December 15, 2006.

        During fiscal 2003, the Company accrued bonuses of $900,000 earned by its employees. These bonuses are expected to be distributed to the employees in December 2003.

5.     Lease Commitments

        The Company leases its facilities under various noncancelable operating leases. In December 2002, the Company entered into a three-year operating lease for its headquarters located in Santa Clara, California, which began in February 2003 and will expire in March 2006. These noncancelable operating leases began expiring in October 2003. Rent expense was $365,000 in fiscal 2001, $600,000 in fiscal 2002 and $784,000 in fiscal 2003. The aggregate future noncancelable minimum rentals or operating leases are as follows (in thousands):

Years Ending September 30,
2004	$585
2005	529
2006	252

$1,366

6.     Stockholders' Equity

  Preferred Stock

        In August 2001, the Company's Board of Directors approved and, in September 2001, the stockholders approved, the authorization of 10,000,000 shares of undesignated preferred stock to be available for issuance concurrently with the effectiveness of the Company's initial public offering. As of September 30, 2003, there were no such shares issued or outstanding.

  Common Stock

        In September 2001, the Company's Board of Directors and stockholders authorized the Company to issue up to 110,000,000 shares of its common stock.

        In December 2001 and January 2002, the Company sold 5,750,000 shares of common stock in an initial public offering at a price of $11.00 per share. Net proceeds from all shares sold, less underwriting discounts and related expenses, were approximately $57.2 million.

        Common stock issued to certain employees is subject to repurchase agreements whereby the Company has the option to repurchase the unvested shares upon termination of employment at the original issuance price. The number of shares subject to repurchase is generally reduced at a rate of 1/48th per month, with a certain amount being vested immediately. At September 30, 2003, 248,335 shares were subject to repurchase by the Company.

        At September 30, 2003, the Company had reserved the following authorized but unissued shares of common stock:

Stock Options:
Options outstanding	7,306,212
Reserved for future grants	3,016,858
Employee Stock Purchase Plan	1,712,299

Total	12,035,369

Employee and Director Stock Plans

  1998 Stock Option Plan

        In 1998, the Company adopted the 1998 Stock Option Plan, which included both incentive and nonstatutory stock options. Under the 1998 Stock Option Plan, the Company could grant options to purchase up to 11,069,197 shares of common stock to employees, directors and service providers at prices not less than the fair market value at date of grant for incentive stock options and not less than 85% of the fair market value for nonstatutory options. These options generally expired ten years from the date of grant and were generally exercisable at any time after the date of grant and when the shares were vested. Options granted to a person who, at the time of the grant, owned more than 10% of the voting power of all classes of stock, were at prices no less than 110% of the fair market value and had a term of no more than five years. Incentive stock options and nonstatutory options generally vested at a rate of 25% on the first anniversary of the grant date and 1/48 per month thereafter. Shares issued upon exercise prior to vesting were subject to a right of repurchase by the Company, which lapsed according to the original option-vesting schedule. At September 30, 2003, 248,335 shares of common stock issued upon exercise of options under the 1998 Stock Option Plan were subject to repurchase by the Company. Upon the effectiveness of the Company's initial public offering in December 2001, the 1998 Stock Option Plan was terminated as to future grants.

  2001 Stock Option Plan

        In August 2001, the Company adopted the 2001 Stock Option Plan and 3,999,999 shares of common stock were reserved for issuance thereunder. The 2001 Stock Option Plan became effective in December 2001, upon the Company's initial public offering. On October 1 of each year, the number of shares in the reserve will increase by the lesser of 3,999,999 shares of common stock; 6.0% of outstanding shares of common stock on the last day of the previous fiscal year; or an amount determined by the Board of Directors. Pursuant to the 2001 Stock Option Plan, the Board of Directors may grant either incentive or non-qualified stock options to purchase shares of the Company's common stock to eligible individuals at not less than 100% of the fair market value of those shares on the date of the grant. Stock options generally vest over a period of four years and expire ten years from the date of grant. The plan will terminate in August 2011, unless the Board of Directors terminates it sooner. As of September 30, 2003, 2,770,451 shares of common stock were reserved for future grants under the 2001 Stock Option Plan. On October 20, 2003, the Board of Directors approved an increase to the reserve of 1,559,966 shares, representing 6.0% of the Company's outstanding common stock on September 30, 2003.

  2001 Employee Stock Purchase Plan

        In August 2001, the Company adopted the 2001 Employee Stock Purchase Plan ("ESPP") and 666,667 shares of common stock were reserved for issuance thereunder. The ESPP became effective upon the Company's initial public offering in December 2001. Under the ESPP, eligible employees are permitted to have salary withholdings of up to 15% of their compensation to purchase shares of common stock at a price equal to 85% of the lesser of the fair market value per share of Company common stock on the start date of the offering period or the end of the purchase period. On October 1 of each year, the number of shares in the reserve will increase by the lesser of 2,666,666 shares of common stock; 5.0% of outstanding shares of common stock on the last day of the previous fiscal year; or an amount determined by the Board of Directors. The plan will terminate in August 2011, unless the Board of Directors terminates it sooner. In fiscal 2002 and 2003, 36,920 and 164,200 shares of common stock were issued under the ESPP at a weighted average price of $9.35 and $6.11, respectively. The weighted average fair value of the fiscal 2002 and 2003 issuances were $6.16 and $7.18, respectively. As of September 30, 2003, 1,712,299 shares of common stock were reserved for future issuance under the ESPP. On October 20, 2003, the Board of Directors approved an increase to the reserve of 1,299,972 shares, representing 5.0% of the Company's outstanding common stock on September 30, 2003.

  2001 Director Option Plan

        In August 2001, the Company adopted the 2001 Director Option Plan and 266,667 shares of common stock were reserved for issuance thereunder. The 2001 Director Option Plan became effective upon the Company's initial public offering in December 2001. On October 1 of each year, the number of shares in the reserve will increase by the lesser of 100,000 shares of common stock; 0.4% of outstanding shares of common stock on the last day of the previous fiscal year; or an amount determined by the Board of Directors. The plan will terminate in August 2011, unless the Board of Directors terminates it sooner. The 2001 Director Option Plan provides for an initial grant to a new nonemployee director of an option to purchase 40,000 shares of common stock. Subsequent to the initial grants, each nonemployee director will be automatically granted an option to purchase 20,000 shares of common stock on October 1 of each year. As of September 30, 2003, 246,407 shares of common stock were reserved for future issuance under the 2001 Director Option Plan. On October 20, 2003, the Board of Directors approved an increase to the reserve of 100,000 shares.

        Option activities under the Stock Option Plans were as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding, October 1, 2000 (1,360,200 shares vested and exercisable at a weighted average exercise price of $0.03 per share)	7,107,167	$0.05
Granted (weighted average fair value of $1.68 per share)	2,751,287	2.81
Exercised	(4,507,867)	0.05
Canceled	—	—

Outstanding, September 30, 2001 (986,814 shares vested and exercisable at a weighted average exercise price of $0.67 per share)	5,350,587	1.47
Granted (weighted average fair value of $5.88 per share)	2,065,320	10.10
Exercised	(422,252)	0.44
Canceled	(211,667)	4.90

Outstanding, September 30, 2002 (2,340,499 shares vested and exercisable at a weighted average exercise price of $1.48 per share)	6,781,988	4.06
Granted (weighted average fair value of $4.32 per share)	1,771,900	6.55
Exercised	(900,203)	1.52
Canceled	(347,473)	6.71

Outstanding, September 30, 2003 (3,304,703 shares vested and exercisable at a weighted average exercise price of $2.90 per share)	7,306,212	4.85

        At September 30, 2003, 3,016,858 shares were available for future grant under the 2001 Stock Option Plan and the 2001 Directors Option Plan.

        Additional information regarding options outstanding as of September 30, 2003 was as follows:

	Options Outstanding
		Weighted Average Remaining Contractual Life (in years)		Options Exercisable
Range of Exercise Prices	Number Outstanding (in thousands)		Weighted- Average Exercise Price	Number Exercisable (in thousands)	Weighted- Average Exercise Price
$0.02 - $0.10	1,792	6.26	$0.06	1,496	$0.06
$1.13	445	7.06	$1.13	262	$1.13
$1.88 - $2.25	623	5.75	$2.01	415	$2.01
$3.00 - $3.38	651	7.10	$3.13	379	$3.12
$5.35 - $6.60	1,634	9.32	$6.42	44	$5.93
$7.09 - $9.00	1,288	8.42	$8.47	468	$8.79
$11.00 - $11.89	783	8.42	$11.28	212	$11.26
$13.45 - $16.96	90	8.65	$14.43	29	$14.51
$0.02 - $16.96	7,306	7.67	$4.85	3,305	$2.90

Additional Stock Plan Information

        As discussed in Note 1, the Company accounts for its stock-based awards using the intrinsic value method in accordance with Accounting Principles Board No. 25, Accounting for Stock Issued to Employees, and its related interpretations. The Company uses the intrinsic value method in accounting for its stock-based compensation arrangements for employees, whereby compensation is recognized to the extent the fair value of the underlying common stock exceeds the exercise price of the stock options at the date of grant. Deferred stock-based compensation of $2.5 million was recorded during fiscal 2001 for the excess of the fair value of the common stock underlying the options at the grant date over the exercise price of the options. This amount is being amortized on a straight line basis over the vesting period, generally four years. Amortization of deferred compensation related to employee grants was $722,000, $1.0 million and $955,000 in fiscal 2001, fiscal 2002 and fiscal 2003, respectively.

Issuance of Stock Options to Consultants

        During fiscal 2001, under the 1998 Stock Option Plan, the Company issued nonstatutory options to consultants for the purchase of 203,997 shares of common stock at a weighted average exercise price of $1.89, of which 6,667 shares vested immediately. All of the options granted during fiscal 2001 were valued or revalued using the Black-Scholes pricing model with the following weighted average assumptions: contractual life of ten years; risk free interest rate of 5.5%; volatility of 70%; and no dividends expected during the term. In accordance with SFAS No. 123 and its related interpretations, the Company accounted for these awards under the fair value method and as variable awards. Accordingly, the Company recorded compensation expense at the grant date equal to the fair value of the options and their vesting schedule (using the Black-Scholes option pricing model) and adjusted the compensation expense at the end of each period until the awards vested and became fixed. The expense recognized for fiscal 2001 was $1.6 million. On August 15, 2001, the Company modified certain option grants to consultants, which resulted in the options becoming fully vested on the date of modification. Accordingly, the expense recognized in fiscal 2001 includes the effect of this modification. All options were fully vested at September 30, 2001.

7.     Earnings per Share

        Basic EPS is computed by dividing net income by the weighted average common shares outstanding of the period. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock.

        During fiscal 2001, fiscal 2002 and fiscal 2003, the Company had securities outstanding that could potentially dilute basic earnings per share in the future, but these securities were excluded in the computation of diluted earnings per share in such periods as their effect would have been antidilutive. At September 30, 2001, 2002 and 2003, options to purchase 99,000, 494,000 and 1.8 million shares of common stock, respectively, were excluded from the diluted net income per share computation. The following table is a reconciliation of the numerators and denominators used in computing basic and diluted earnings per share (in thousands, except per share data):

	Years Ended September 30,
	2001	2002	2003
Net income (numerator):	$2,091	$6,404	$3,564

Shares (denominator):
Weighted average common shares outstanding	11,257	22,075	25,580
Weighted average common shares subject to repurchase	(3,796)	(1,959)	(522)

Shares used in basic computation	7,461	20,116	25,058
Weighted average common shares subject to repurchase	3,796	1,959	522
Common shares issuable upon exercise of stock options (treasury stock method)	3,759	4,318	3,201
Convertible preferred stock	6,600	1,304	—

Shares used in diluted computation	21,616	27,697	28,781

Basic earnings per share	$0.28	$0.32	$0.14
Diluted earnings per share	$0.10	$0.23	$0.12

8.     Income Taxes

        The income tax provision consisted of the following (in thousands):

	Years Ended September 30,
	2001	2002	2003
Current:
Federal	$3,433	$2,488	$2,105
State	792	414	336
Foreign	144	232	40

	4,369	3,134	2,481
Deferred:
Federal	(2,327)	399	(616)
State	(588)	46	(338)

	(2,915)	445	(954)

Provision for income taxes	$1,454	$3,579	$1,527

        The amount of income tax recorded differed from the amount using the statutory federal income tax rate (35.0%) for the following reasons:

	Years Ended September 30,
	2001	2002	2003
Federal statutory tax	35.0%	35.0%	35.0%
State income taxes net of federal tax benefit	2.3	4.9	—
Tax credits	(3.2)	(1.4)	(3.5)
Foreign withholding tax	1.7	0.9	0.7
Deferred stock-based compensation	7.3	2.8	1.2
ETI exclusion	(3.7)	(3.5)	(1.3)
Other	1.6	(2.8)	(2.1)

Effective tax rate	41.0%	35.9%	30.0%

        Income (loss) before income taxes was as follows (in thousands):

	Years Ended September 30,
	2001	2002	2003
Domestic	$3,434	$9,812	$5,974
Foreign	111	171	(883)

Income (loss) before income taxes	$3,545	$9,983	$5,091

        Significant components of the Company's net deferred tax assets were as follows (in thousands):

	Years Ended September 30,
	2002	2003
Deferred tax assets:
Net operating loss carryforward	$35	$13
Accrued compensation	757	343
Reserves and accrued liabilities	74	182
Deferred revenue	1,352	2,168
Stock compensation	739	640
Credits	—	494

Total deferred tax assets	2,957	3,840

Deferred tax liabilities:
Depreciation and amortization	(45)	(2)
Prepaid expenses	(133)	(127)

Total deferred tax liabilities	(178)	(129)

Total net deferred tax asset	2,779	3,711

Valuation allowance	(35)	(13)

Net deferred tax assets	$2,744	$3,698

        Current net deferred taxes at September 30, 2002 and 2003 were $2.0 million and $2.6 million, respectively. Noncurrent net deferred tax assets at September 30, 2002 and 2003 of $694,000 and $1.1 million, respectively, were included in other assets.

        At September 30, 2003, the Company had foreign loss carryforwards of approximately $37,000, which expire in 2008. At September 30, 2002 and 2003, the Company's valuation allowance related to foreign loss carryforwards based on the Company's evaluation of the likelihood of realization of future tax benefits resulting from these loss carryforwards.

        At September 30, 2003, the Company had federal and California research and development credit carryforwards of approximately $107,000 and $366,000, respectively, to offset future tax liabilities. The federal credits begin expiring in 2023 and the state credits have no expiration. The Company also had a California Manufacturers' Investment credit carryforward of approximately $21,000. These credits begin expiring in 2011.

        The valuation allowance decreased by $41,000 in fiscal 2002 and $22,000 in fiscal 2003 primarily due to the release of valuation allowance against foreign deferred tax assets attributable to utilization of foreign net operating losses.

        Current federal and California state tax laws include substantial restrictions on the utilization of tax credits in the event of an ownership change of a corporation. Accordingly, the Company's ability to utilize tax credit carryforwards may be limited as a result of such ownership change as defined. Such a limitation could result in the expiration of carryforwards before they are utilized.

        The pretax income (loss) from foreign operations was $111,000, $171,000 and $(883,000) in fiscal 2001, 2002 and 2003, respectively. Undistributed earnings of the Company's foreign subsidiaries are considered to be indefinitely reinvested and, accordingly, no provision for federal and state income taxes has been provided thereon. Upon distribution of those earnings in the form of a dividend or otherwise, the Company would be subject to both United States income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. It is not practical to estimate the income tax liability that might be incurred on the remittance of such earnings.

9.     Employee Benefit Plan

        The Company has established a 401(k) tax deferred savings plan (the "401(k) Plan") which permits participants to make contributions by salary deduction pursuant to Section 401(k) of the Internal Revenue Code. The Company may, at its discretion, make matching contributions to the 401(k) Plan. The Company is responsible for administrative costs of the 401(k) Plan. The Company did not make any matching contributions in fiscal 2001, fiscal 2002 or fiscal 2003.

10.   Contingencies

Legal Proceedings

        Synopsys has filed claims against the Company in state and federal court. These claims are based on the alleged facts and circumstances relating to the departure of the Company's five founders from their employment at Synopsys, the founding of the Company and the development and sale of HSIM and the Company's other products. Each of the Company's founders and Dr. Sang S. Wang, its Chief Executive Officer, became an employee of Synopsys when Synopsys acquired EPIC Design Technology in February 1997. Dr. Wang resigned from Synopsys in March 1998 and served as a consultant to Synopsys until June 1998. Dr. An-Chang Deng, the Company's President, and the Company's four other founders resigned from Synopsys at approximately the same time in August 1998 and became employees of the Company immediately thereafter. Dr. Wang became an employee of the Company in April 1999. None of Drs. Wang or Deng or the Company's four other founders was subject to a noncompetition agreement with Synopsys at any time.

        In February 2000, Synopsys filed a complaint in the Superior Court of the State of California in the County of Santa Clara (Case No. CV787950) against the Company and Dr. Deng, the Company's President. The complaint alleged breach of contract, breach of fiduciary trust, diversion of corporate opportunity and constructive trust. In September 2001, Synopsys filed its second amended complaint, which added claims of inducing/aiding and abetting breach of fiduciary duty, including/aiding and abetting diversion of corporate opportunity, misappropriation of trade secrets, civil conspiracy, breach of confidence and unfair competition, and added as individual defendants Dr. Wang and the Company's four other founders. In September 2002, Synopsys filed a supplemental second amended complaint that contained supplemental allegations but added no new claims or parties. In January 2003, the discovery referee issued orders creating rebuttable presumptions in favor of Synopsys on certain evidentiary issues to sanction the Company for erasure of certain computer files requested in discovery by Synopsys. These rulings mean that the Company must prove at trial that the Company did not take or use Synopsys' source code or other confidential information, rather than the usual requirement that Synopsys provide such proof in the first instance. However, none of these rulings resolves any of the claims made by Synopsys in the case and the trial judge or jury can reach their own conclusions based upon the evidence presented at trial. The Company filed a motion for reconsideration of this order and in March 2003, the court denied its motion, concluding that it was barred on procedural grounds. In January 2003, Synopsys filed a third amended complaint, which contained supplemental allegations but added no new claims or parties. The Company has filed an answer denying Synopsys' allegations. In August 2003, Synopsys filed several motions for terminating sanctions against the Company which are scheduled for hearing in January 2004. The Company opposes each of these motions and intends to file oppositions within the time permitted by law. Synopsys has requested unspecified damages of at least $25 million, an injunction, a constructive trust on unspecified intellectual property belonging to the Company and other relief. Further, in September 2003, Synopsys notified the Company that it reserves the right to seek up to $80 million in punitive damages with respect to claims for which punitive damages are allowed under California Civil Code Section 3294, and up to $50 million in punitive damages with respect to the trade secret claims under California Civil Code Section 3426.3(c). This action is currently in discovery. A trial date has not yet been set.

        The Company believes that it has meritorious defenses to Synopsys' allegations and claims and the Company intends to continue to defend itself vigorously. However, because of the inherent uncertainty of litigation in general, and the fact that the discovery related to this litigation is ongoing, the Company cannot assure you that it will ultimately prevail. Should Synopsys ultimately succeed in the prosecution of its claims, the Company could be permanently enjoined from selling its software and deriving related maintenance revenue. In addition, the Company could be required to pay substantial monetary damages to Synopsys. Further, the Company could be enjoined preliminarily from selling its software during the course of the litigation. Litigation such as the suit Synopsys has brought against the Company can take years to resolve and can be expensive to defend. Although the final outcome of the litigation may not occur for some time, the parties periodically conduct evidence gathering, meet to discuss the status of the litigation and file motions and other requests for the court to act. The results of these periodic activities, particularly the court's decisions on current pending and future motions, could have the effect of determining the ultimate outcome of the litigation, either for or against the Company, prior to a trial on the merits, or strengthen or weaken the Company's ability to assert claims and defenses. For example, in November 2001, the court denied a motion brought by Synopsys for injunctive relief that, if granted, could have prevented the Company from selling its products. If any of Synopsys' motions ultimately prevail, the Company's ability to defend itself against the claims brought against the Company in this litigation could be severely limited. It is possible that the Company's relationships with its customers will be seriously harmed in the future as a result of the Synopsys litigation. Accordingly, an adverse judgment, if entered in favor of any Synopsys claim, could seriously harm the Company's business, financial position and results of operations and cause its stock price to decline substantially. In addition, the Synopsys allegations and claims, even if ultimately determined to be without merit, could be time consuming to defend, result in costly litigation, divert management's attention and resources, cause product shipment delays or require the Company to enter into royalty or license agreements. These royalty or license agreements may not be available on terms acceptable to the Company, if at all, and the prosecution of the Synopsys allegations and claims could significantly harm the Company's business, financial position and results of operations and cause its stock price to decline substantially.

        In May 2001, Synopsys filed a complaint in the United States District Court, Northern District of California, San Jose division (Case No. CO1-20423 PVT) against the Company, alleging that the Company's HSIM software infringes U.S. Patent No. 5,878,053 entitled "Hierarchical Power Network Simulation and Analysis tool for reliability testing of Deep Submicron IC Designs" (the "053 patent"), which is purportedly assigned to Synopsys. Since the case began, Synopsys has also alleged that the Company's subsequently released HSIM 2.0 and LEXSIM products, infringe the 053 patent. Synopsys has requested relief including damages from $4.1 million to $13.7 million and an injunction. Synopsys has also requested that any damage award be trebled for alleged willful infringement. In June 2001, the Company filed an answer to the complaint denying infringement of a valid, enforceable patent and asserting counterclaims. The Company has since amended its counterclaims. The Company's current counterclaims allege that, among other things, the 053 patent is invalid, unenforceable and not infringed and that Synopsys has violated federal antitrust and state unfair competition laws.

        From time to time, the court has ruled on summary judgment motions in the case. In May 2002, the court granted summary judgment in favor of Synopsys on the Company's invalidity defenses and counterclaims, concluding that they were barred by the doctrine of assignor estoppel. The court denied Synopsys' motion with respect to the Company's unenforceability defense and counterclaim. In November 2002, the court issued an order granting summary judgment in favor of Synopsys on certain antitrust counterclaims based on the doctrine of assignor estoppel. However, the court declined to rule on Synopsys' motion with respect to the Company's other antitrust and unfair competition counterclaims. In addition, the court issued a ruling construing the claims of the 053 patent in August 2002.

        In September 2002, the U.S. Patent and Trademark Office granted the Company's request for ex parte reexamination of the 053 patent based on prior art not previously considered by the Patent Office. The Company has moved to stay the federal litigation pending the outcome of the reexamination and the court granted the Company's motion in December 2002. During the reexamination of the 053 patent, the Patent Office may determine that the subject matter in the patent is patentable as originally claimed, that the subject matter is patentable if the claims are modified or that the subject matter is not patentable. The Company cannot predict what the result of the reexamination procedure will be or how long it will take to complete.

        Activity on several other summary judgment motions has been suspended because the court stayed the federal litigation. In November 2002, Synopsys filed three motions for summary judgment. The first motion asked the court to enter judgment before trial that the Company's products infringe the 053 patent. The second motion asked the court to rule before trial against the Company on its defense that the 053 patent is unenforceable because Synopsys committed inequitable conduct in obtaining the patent. The Company submitted oppositions to both of these motions. Synopsys' third motion asked the court to rule before trial against the Company on its remaining antitrust counterclaims. Because of the court's prior rulings against the Company on its other antitrust counterclaims, the Company did not oppose this motion. In November 2002, the Company also filed a summary judgment motion, which asked the court to enter judgment before trial that its products do not infringe the 053 patent. Synopsys opposed this motion. The court issued its order staying the federal litigation before the parties' reply briefs were due.

        In June 2003, Synopsys filed a second complaint in the United States District Court, Northern District of California, San Francisco Division (Case No. C03-2664 RS) against the Company, alleging that the Company's products, including but not limited to HSIM and HANEX software products, infringe Synopsys U.S. Patent No. 6,249,898 entitled "Methods and Systems for Reliability Analysis of CMOS VLSI Circuits Based on Stage Partitioning and Node Activities" (the "898 Patent"). In July 2003, the Company filed an answer denying that the Company infringes the 898 Patent and asserting as defenses that the 898 Patent is invalid and unenforceable. The Company also brought a declaratory judgment counterclaim seeking judgment that the 898 Patent is not infringed by the Company and that the 898 Patent is invalid and unenforceable. In August 2003, Synopsys filed a motion to dismiss these defenses and counterclaims on the ground that the Company is barred from contesting the validity and enforceability of the 898 Patent based on the doctrine of assignor estoppel. Synopsys' motion also sought to strike the Company's defenses of laches, patent misuse and unclean hands on the ground that the Company had not pleaded them with sufficient particularity. The Company opposed Synopsys' motions. In October 2003, the court denied Synopsys' motion to dismiss and strike the invalidity and unenforceability defenses and counterclaims and granted Synopsys' motion to strike the laches, patent misuse and unclean hands defenses with leave to amend the pleadings. The court has scheduled a case management conference for December 2003.

        The Company believes it has meritorious defenses to Synopsys' claims and intend to defend itself vigorously. However, because of the high degree of complexity of the intellectual property at issue, the inherent uncertainties of litigation in general and the preliminary nature of this litigation, the Company cannot assure you that it will ultimately prevail. Should Synopsys ultimately succeed in the prosecution of its claims, the Company could be permanently enjoined from selling its software and deriving related maintenance revenue. In addition, the Company may be required to pay substantial monetary damages to Synopsys. Further, the Company could be enjoined preliminarily from selling its software during the course of the litigation. Litigation such as the suit Synopsys has brought against the Company can take years to resolve and can be expensive to defend. The court's decisions on current pending and future motions could have the effect of determining the ultimate outcome of the litigation prior to a trial on the merits, or strengthen or weaken the Company's ability to assert claims and defenses. It is possible that the Company's relationships with its customers will be seriously harmed in the future as a result of the Synopsys litigation. Accordingly, an adverse judgment, if entered on any Synopsys claim, could seriously harm the Company's business, financial position and results of operations and cause its stock price to decline substantially. In addition, the Synopsys allegations and claims, even if ultimately determined to be without merit, could be time consuming to defend, result in costly litigation, divert the Company's management's attention and resources, cause product shipment delays or require the Company to enter into royalty or license agreements. These royalty or license agreements may not be available on terms acceptable to the Company, if at all, and the prosecution of the Synopsys allegations and claims could significantly harm the Company's business, financial position and results of operations and cause its stock price to decline substantially.

        On July 1, 2003, a purported derivative complaint was filed against the Company and its directors in the United States District Court for the Northern District of California. This complaint alleged violations of California Corporations Code Section 25402, breach of fiduciary duty, waste of corporate assets and unjust enrichment based generally on the facts and circumstances alleged in the Synopsys litigations. The complaint seeks equitable relief and an unspecified amount of damages on behalf of the Company. The case is still in the preliminary stages, and it is not possible for the Company to quantify the impact, if any, on the Company. An unfavorable outcome in this case could have a material adverse effect on its business, financial condition, results of operations and cash flow. In addition, the expense of defending any litigation may be costly and divert management's attention from the day-to-day operations of its business.

        No amount has been accrued for any loss contingencies which may result from the resolution of the lawsuits filed by Synopsys, as the outcome of the matters is too uncertain to predict.

Other Contingencies

        The Company from time to time enters into certain types of contracts that contingently require it to indemnify parties against third party claims. These contracts primarily relate to: (i) certain agreements with the Company's officers, directors and employees and third parties, under which the Company may be required to indemnify such persons for liabilities arising out of their duties to the Company and (ii) agreements under which the Company indemnifies customers and partners for claims arising from intellectual property infringement.

        The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on the Company's balance sheet as of September 30, 2003.

        In general, the Company provides its customers a 90-day limited warranty in connection with the licensing of its software that the software will perform substantially in accordance with the Company's documentation. The Company does not maintain a general warranty reserve for estimated costs at the time revenue is recognized due to its extensive quality testing of the software. To date, the Company has incurred minimal costs related to this limited warranty obligation.

        The Company's standard software license and maintenance agreements include an infringement indemnification provision for claims from third parties related to the Company's intellectual property. The agreements generally limit the scope of the available remedies in a variety of industry-standard methods, including but not limited to a right to control the defense or settlement of any claim, procure the right for continued usage, and a right to replace or modify the infringing products to make them non-infringing. Such indemnification provisions are accounted for in accordance with SFAS No. 5. To date, the Company has not incurred any costs related to any claims under such indemnification provisions.

11.   Customer and Geographic Information

        The Company operates in one reportable segment to provide full-chip circuit simulation and analysis software solutions for the design and verification of complex nanometer-scale semiconductors.

        Revenue from customers by geographic area was as follows (in thousands):

	Years Ended September 30,
	2001	2002	2003
Revenue:
United States	$10,745	$19,618	$20,949
Japan	5,296	6,593	5,449
Other	5,902	7,696	8,657

	$21,493	$33,907	$35,055

        For fiscal 2002 and fiscal 2003, the long-lived assets with the Company's foreign subsidiaries located outside the United States totaled approximately $80,000 and $53,000, respectively, and the remainder was located within the United States.

        The Company had revenue from individual customers in excess of 10% of revenue as follows:

	Years Ended September 30,
	2001	2002	2003
Customer
A*	24%	19%	16%
B	—	—	11%

*
Distributor

        The Company had accounts receivable from individual customers in excess of 10% of gross accounts receivable as follows:

	Years Ended September 30,
	2002	2003
Customer
A	23%	18%
B	13%	—
C	11%	—
D	10%	16%

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        Not applicable.

ITEM 9A.    Controls and Procedures

(a)    Evaluation of disclosure controls and procedures.

        We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. It should be noted, however, that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

(b)    Changes in internal controls.

        There was no change in our internal control over financial reporting during the fourth quarter of the period covered by this Annual Report that had materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.    Directors and Executive Officers

        The information required by this item concerning our directors is incorporated by reference to the sections captioned "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" contained in our Proxy Statement related to the 2004 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K (the "Proxy Statement"). Certain information required by this item concerning executive officers is set forth in Part I of this Report in "Business—Executive Officers."

ITEM 11.    Executive Compensation

        The information required by this item is incorporated by reference in the Proxy Statement.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management

        The information required by this item is incorporated by reference in the Proxy Statement.

ITEM 13.    Certain Relationships and Related Transactions

        The information required by this item is incorporated by reference in the Proxy Statement.

ITEM 14.    Principal Accountant Fees And Services

        The information required by this item is incorporated by reference in the Proxy Statement.

PART IV

ITEM 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1)     Financial Statements

        The following consolidated financial statements are set forth in Item 8 of this Annual Report:

(a)(2)     Financial Statement Schedules

SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS
For the years ended September 30, 2001, 2002 and 2003
(in thousands)

Allowance for Doubtful Accounts:	Balance at Beginning of Period	Additions Charged to Expense	Deductions	Balance at End of Period
Years Ended September 30,
2001	$35	$100	$23	$112
2002	$112	$25	$50	$87
2003	$87	$15	$10	$92

(a)(3)     Exhibits

Exhibit No.	Exhibit Title
3.1.1*	Amended and Restated Certificate of Incorporation
3.2*	Bylaws
10.1*	Form of Indemnification Agreement between the Registrant and each of its directors and officers
10.2*	Amended and Restated 1998 Stock Option Plan
10.2.1*	Form of Stock Option Agreement under the 1998 Stock Option Plan
10.3*	2001 Stock Option Plan
10.3.1*	Form of Stock Option Agreement under the 2001 Stock Option Plan
10.4*	2001 Director Option Plan
10.4.1*	Form of Director Option Agreement under 2001 Director Option Plan
10.5*	2001 Employee Stock Purchase Plan
10.5.1*	Form of Subscription Agreement under the 2001 Employee Stock Purchase Plan
10.6*	Letter of Employment dated September 15, 2000 between the Registrant and Tammy Shu-Hua Liu
10.8*†	Exclusive Distributor Agreement dated October 1, 1999 between the Registrant and Marubeni Solutions Corporation
10.8.1*†	Amendment dated November 21, 2000 to Exclusive Distributor Agreement dated October 1, 1999 between the Registrant and Marubeni Solutions Corporation
10.8.2**	Amendment II dated February 14, 2002 to Exclusive Distributor Agreement dated October 1, 1999 between the Registrant and Marubeni Solutions Corporation
10.8.3†	Amendment III dated October 1, 2003 to Exclusive Distributor Agreement dated October 1, 1999 between the Registrant and Marubeni Solutions Corporation
10.9.1***	Lease dated December 20, 2002 between the Registrant and San Tomas Properties, LLC for the premises located at Second Floor of 2650 San Tomas Expressway, Santa Clara, California
10.9.2***	Addendum No. 1 to the Lease dated December 20, 2002 between the Registrant and San Tomas Properties, LLC
14.1	Code of Ethics for Principal Executive and Senior Financial Officers
21.1	Subsidiaries
23.1	Independent Auditors' Consent
24.1	Power of Attorney (see Page 82)
31.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*
Incorporated by reference to the exhibit bearing the same number filed with the Registrant's Registration Statement on Form S-1 (Registration Statement 333-68934), which the Securities and Exchange Commission declared effective on December 12, 2001.

**
Incorporated by reference to the exhibits filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2002, as filed on December 23, 2003.

***
Incorporated by reference to the exhibits filed with the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2002, as filed on February 14, 2003.

†
Certain information in these exhibits has been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under 17 C.F.R. Sections 200.80(b)(4), 200.83 and 230.46.

(b)   Reports on Form 8-K

        On July 16, 2003, we furnished pursuant to Item 12 under Item 9 (in accordance with the interim guidance for these items) the press release announcing our results for the quarter ended June 30, 2003, which was also filed as an exhibit under Item 7.

(c)   Exhibits

        See Item 15(a)(3) above.

(d)   Financial Statement Schedules

        See Item 15(a)(2) above.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized in the City of Santa Clara, California, on November 26, 2003.

NASSDA CORPORATION
By	/s/ SANG S. WANG
Sang S. Wang Chief Executive Office and Chairman of the Board (Principal Executive Officer)
By	/s/ TAMMY S. LIU
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

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed on behalf of the Registrant by the following persons and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ SANG S. WANG Sang S. Wang	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	November 26, 2003
/s/ TAMMY S. LIU Tammy S. Liu	Chief Financial Officer and Vice President, Finance and Administration (Principal Financial Officer)	November 26, 2003
/s/ AN-CHANG DENG An-Chang Deng	President, Chief Operating Officer and Director	November 26, 2003

/s/ YEN-SON HUANG Yen-Son Huang	Director	November 26, 2003
/s/ EDWARD C. V. WINN Edward C. V. Winn	Director	November 26, 2003
/s/ BERNARD ARONSON Bernard Aronson	Director	November 26, 2003

EXHIBIT INDEX

Exhibit No.	Exhibit Title
3.1.1*	Amended and Restated Certificate of Incorporation
3.2*	Bylaws
10.1*	Form of Indemnification Agreement between the Registrant and each of its directors and officers
10.2*	Amended and Restated 1998 Stock Option Plan
10.2.1*	Form of Stock Option Agreement under the 1998 Stock Option Plan
10.3*	2001 Stock Option Plan
10.3.1*	Form of Stock Option Agreement under the 2001 Stock Option Plan
10.4*	2001 Director Option Plan
10.4.1*	Form of Director Option Agreement under 2001 Director Option Plan
10.5*	2001 Employee Stock Purchase Plan
10.5.1*	Form of Subscription Agreement under the 2001 Employee Stock Purchase Plan
10.6*	Letter of Employment dated September 15, 2000 between the Registrant and Tammy Shu-Hua Liu
10.8*†	Exclusive Distributor Agreement dated October 1, 1999 between the Registrant and Marubeni Solutions Corporation
10.8.1*†	Amendment dated November 21, 2000 to Exclusive Distributor Agreement dated October 1, 1999 between the Registrant and Marubeni Solutions Corporation
10.8.2**	Amendment II dated February 14, 2002 to Exclusive Distributor Agreement dated October 1, 1999 between the Registrant and Marubeni Solutions Corporation
10.8.3†	Amendment III dated October 1, 2003 to Exclusive Distributor Agreement dated October 1, 1999 between the Registrant and Marubeni Solutions Corporation
10.9.1***	Lease dated December 20, 2002 between the Registrant and San Tomas Properties, LLC for the premises located at Second Floor of 2650 San Tomas Expressway, Santa Clara, California
10.9.2***	Addendum No. 1 to the Lease dated December 20, 2002 between the Registrant and San Tomas Properties, LLC
14.1	Code of Ethics for Principal Executive and Senior Financial Officers
21.1	Subsidiaries
23.1	Independent Auditors' Consent
24.1	Power of Attorney (see Page 82)
31.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*
Incorporated by reference to the exhibit bearing the same number filed with the Registrant's Registration Statement on Form S-1 (Registration Statement 333-68934), which the Securities and Exchange Commission declared effective on December 12, 2001.

**
Incorporated by reference to the exhibits filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2002, as filed on December 23, 2003.

***
Incorporated by reference to the exhibits filed with the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2002, as filed on February 14, 2003.

†
Certain information in these exhibits has been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under 17 C.F.R. Sections 200.80(b)(4), 200.83 and 230.46.

QuickLinks

TABLE OF CONTENTS
PART I
  ITEM 1. Business
  ITEM 2. Properties
  ITEM 3. Legal Proceedings
  ITEM 4. Submission of Matters to a Vote of Security Holders
PART II
  ITEM 5. Market for Common Equity and Related Stockholder Matters
  ITEM 6. Selected Consolidated Financial Data
  ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk
  ITEM 8. Financial Statements and Supplementary Data
NASSDA CORPORATION INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
INDEPENDENT AUDITORS' REPORT
NASSDA CORPORATION CONSOLIDATED BALANCE SHEETS (in thousands, except share and per share amounts)
NASSDA CORPORATION CONSOLIDATED STATEMENTS OF INCOME (in thousands, except per share and per share amounts)
NASSDA CORPORATION CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (in thousands, except share amounts)
NASSDA CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
NASSDA CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
  ITEM 9A. Controls and Procedures
PART III
  ITEM 10. Directors and Executive Officers
  ITEM 11. Executive Compensation
  ITEM 12. Security Ownership of Certain Beneficial Owners and Management
  ITEM 13. Certain Relationships and Related Transactions
  ITEM 14. Principal Accountant Fees And Services
PART IV
  ITEM 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS For the years ended September 30, 2001, 2002 and 2003 (in thousands)
SIGNATURES
POWER OF ATTORNEY
EXHIBIT INDEX