Form 10-Q
period 2003-12-31
NASSDA CORP
filed 2004-02-05
CIK 1157624

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 000-33291

NASSDA CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	77-0494462
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2650 San Tomas Expressway, Santa Clara, CA 95051

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

Yes ☒   No ☐

At January 31, 2004, 26,375,523 shares of common stock of the registrant were outstanding.

NASSDA CORPORATION

PART I - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

NASSDA CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31, 2003	September 30, 2003 (1)
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$56,203	$53,145
Short-term investments	38,830	39,020
Accounts receivable, net of allowances of $82 and $92 at December 31, 2003 and September 30, 2003, respectively	2,038	1,874
Prepaid expenses and other current assets	859	996
Deferred income taxes	3,043	2,568
Total current assets	100,973	97,603
Property and equipment, net	604	704
Other assets	1,133	1,165
Total assets	$102,710	$99,472

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$1,940	$230
Accrued liabilities	5,753	7,682
Deferred revenue	10,357	8,982
Total current liabilities	18,050	16,894
Deferred revenue	903	849
Other long-term liabilities	64	64
Total liabilities	19,017	17,807
Stockholders’ equity:
Common stock, par value $0.001: 110,000,000 shares authorized; 26,287,421 and 25,999,439 shares outstanding at December 31, 2003 and September 30, 2003, respectively	26	26
Additional paid-in capital	71,527	70,343
Deferred stock-based compensation	(842)	(1,117)
Accumulated other comprehensive loss	(7)	(4)
Retained earnings	12,989	12,417
Total stockholders’ equity	83,693	81,665
Total liabilities and stockholders’ equity	$102,710	$99,472

(1)   Derived from the audited consolidated balance sheet of Nassda Corporation as of September 30, 2003.

See accompanying notes to the condensed consolidated financial statements.

NASSDA CORPORATION

CONDENSED CONSOLIDATED INCOME STATEMENTS

(in thousands, except per share data)

	Three Months Ended December 31,
	2003	2002
	(unaudited)
Revenue:
Product	$3,003	$4,632
Subscription	4,242	3,748
Maintenance	2,482	1,955
Total revenue	9,727	10,335
Cost of revenue:
Product	91	66
Subscription	105	86
Maintenance	226	201
Total cost of revenue	422	353
Gross profit	9,305	9,982
Operating expenses:
Research and development	2,032	1,529
Sales and marketing	2,678	2,876
General and administrative	3,774	2,464
Stock-based compensation*	224	248
Total operating expenses	8,708	7,117
Income from operations	597	2,865
Interest income	236	268
Other expense, net	(16)	(20)
Income before taxes	817	3,113
Provision for taxes	(245)	(1,090)
Net income	$572	$2,023

Earnings per share:
Basic	$0.02	$0.08
Diluted	$0.02	$0.07
Shares used in computing earnings per share:
Basic	25,957	24,363
Diluted	29,149	28,923

*Stock-based compensation includes:
Research and development	$99	$107
Sales and marketing	67	83
General and administrative	58	58
Total	$224	$248

See accompanying notes to condensed consolidated financial statements.

NASSDA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended December 31,
	2003	2002
	(unaudited)
Operating activities
Net income	$572	$2,023
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	138	117
Stock-based compensation	224	248
Deferred income taxes	(444)	(252)
Provision for bad debt	(10)	—
Changes in operating assets and liabilities:
Accounts receivable	(154)	(1,551)
Prepaid expenses and other current assets	137	(416)
Accounts payable	1,710	(164)
Accrued liabilities	(1,452)	(449)
Deferred revenue	1,429	1,772
Long-term liabilities	—	(52)
Net cash provided by operating activities	2,150	1,276

Investing activities
Purchase of short-term investments	(11,935)	(21,579)
Proceeds from maturity of short-term investments	12,122	18,795
Purchases of property and equipment	(38)	(105)
Net cash provided by (used in) investing activities	149	(2,889)

Financing activities
Proceeds from issuance of common stock	759	1,186
Net cash provided by financing activities	759	1,186
Increase (decrease) in cash and cash equivalents	3,058	(427)
Cash and cash equivalents, beginning of period	53,145	43,157
Cash and cash equivalents, end of period	$56,203	$42,730

Supplemental disclosure of cash flow information
Cash paid for income taxes	$341	$45

Supplemental schedule of non-cash activities
Unrealized gain (loss) on short-term investments	$(7)	$10
Deferred stock-based compensation (reversal)	$(51)	$—
Income tax benefit from employee stock transactions	$476	$1,288

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.             Basis of Presentation

The Company

Nassda Corporation was incorporated in California in August 1998 to provide full-chip circuit simulation and analysis software for the design and verification of complex nanometer-scale semiconductors.  We reincorporated in the State of Delaware in September 2001.  Our fiscal year ends on September 30.

Condensed Consolidated Financial Statements

The interim condensed consolidated financial statements included herein have been prepared by Nassda Corporation, without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  The interim consolidated financial statements reflect, in the opinion of management, all adjustments necessary (consisting only of normal recurring adjustments) to present a fair statement of results for the interim periods presented.  The operating results for any interim period are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2004.  The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2003.

Use of Estimates

The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the interim condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Such estimates include, but are not limited to, revenue recognition and allowances, accrued liabilities, deferred revenue, loss contingencies and accounting for income taxes.   Actual results could differ from these estimates.

Critical Accounting Policies

Revenue Recognition

We recognize revenue in accordance with the provisions of American Institute of Certified Public Accountants Statement of Position 97-2 (“SOP 97-2”), Software Revenue Recognition.  The application of SOP 97-2 requires judgment, including whether a software arrangement includes multiple elements, and if so, whether vendor-specific objective evidence (“VSOE”) of fair value exists for each of those elements.  When certain elements of an arrangement are delivered at different times, the ability to identify VSOE for those undelivered elements could materially impact the amount of earned and unearned revenue.

We recognize and report revenue in three separate categories: product revenue, subscription revenue and maintenance revenue.  Product revenue is derived from perpetual license fees.  Subscription revenue is derived from time-based license fees, which include maintenance during the license period.  We recognize product revenue and subscription revenue when all of the following conditions are met:

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

For sales made through all distributors, we recognize revenue when the software has been sold to the end users and all other revenue recognition criteria have been met.  When the distributor is the primary obligor in the arrangement and has latitude in establishing prices and credit risk, we record revenue based on amounts invoiced to the distributor (rather than the amount invoiced by the distributor to the end users).  When we are the primary obligor in the arrangement and have latitude in establishing price and credit risk, we record revenue based on amounts invoiced to the end customer (with the related commissions paid to the distributors reported as sales and marketing expense).

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

Sales Commission Accrual and Expenses

Sales commissions are earned and paid to our sales force for each order received, shipped and collected.  Based on our policies, sales commissions are paid upon booking and collection.  Commission rates increase as the sales person achieves a certain percentage of his or her annual quota.  We determine an estimated average annual commission rate during the first three fiscal quarters for purposes of accruing commissions.  We adjust the balance of the commission accrual and the actual commission expense at the end of each fiscal year based on each sales person’s actual commission rates.

Contingent Liabilities

We are subject to several legal proceedings and claims, the outcomes of which are subject to significant uncertainty (see Note 7).  Standard Financial Accounting Standards (SFAS) No. 5, Accounting for Contingencies, requires that an estimated loss from a loss contingency should be accrued by a charge to income if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably evaluated, taking into account the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss, among other factors.  Changes in these factors could materially impact our financial position or our results of operations.  We regularly evaluate current information available to us to determine whether such accruals should be recorded.  To date, we have not accrued any loss contingencies.

2.             Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average common shares outstanding of the period.  Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock.

During the three months ended December 31, 2003 and 2002, we had securities outstanding that could potentially dilute basic earnings per share in the future, but these securities were excluded in the computation of diluted earnings per share in such periods as their effect would have been antidilutive.  At December 31, 2003 and 2002, weighted average options to purchase 1,846,448 and 965,000 shares of common stock with a weighted average exercise price of $10.18 and $11.80, respectively, were excluded from the diluted net income per share computation.

The following table is a reconciliation of the numerators and denominators used in computing basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended December 31,
	2003	2002
Net income (numerator):	$572	$2,023
Shares (denominator):
Weighted average common shares outstanding	26,166	25,181
Weighted average common shares subject to repurchase	(209)	(818)
Shares used in basic computation	25,957	24,363
Weighted average common shares subject to repurchase	209	818
Common shares issuable upon exercise of stock options (treasury stock method)	2,983	3,742
Shares used in diluted computation	29,149	28,923
Basic earnings per share	$0.02	$0.08
Diluted earnings per share	$0.02	$0.07

3.             Comprehensive Income

The components of comprehensive income, net of tax, were as follows (in thousands):

	Three Months Ended December 31,
	2003	2002
Net income	$572	$2,023
Unrealized gain (loss) on investments	(3)	10
Comprehensive Income	$569	$2,033

4.             Bonuses and Management Compensation

During fiscal 2001, we accrued bonuses of $3.7 million earned by our employees.  We paid approximately $2.0 million of these bonuses during fiscal 2002, with the majority of the amount paid in the first quarter of fiscal 2002.  In the first quarter of fiscal 2003, we paid $1.2 million of these bonuses with the remainder paid ratably over the balance of fiscal 2003.  These bonuses had been fully paid as of September 30, 2003.

During fiscal 2002, we accrued bonuses of $760,000 earned by our employees.  In the first fiscal quarter of fiscal 2003, we paid $252,000 of these bonuses, with the remainder paid ratably through the first quarter of fiscal 2004.    These bonuses had been fully paid as of October 31, 2003.

In fiscal 2003, we accrued bonuses of $900,000 earned by our employees for their services in fiscal 2003. These bonuses were paid in December 2003. We also accrued bonuses of $175,000 earned by our employees for their services for the three months ended December 31, 2003.  There was no bonus accrual for the three months ended December 31, 2002.  In addition, our executive officers orally agreed that they would not receive their base salaries in fiscal 2002 and fiscal 2003.  In October 2003, the compensation committee of our board of directors reinstated the salaries of our executive officers and we expect to pay base salaries totaling approximately $743,000 to these officers in fiscal 2004.  As a result of our significant bonus accruals in fiscal 2001 and fiscal 2002 and the foregone salaries in fiscal 2002 and fiscal 2003, our compensation expense in fiscal 2004 may not be consistent with compensation expense in prior years.

5.             Lease Commitments

We lease our facilities under various noncancelable operating leases.  In December 2002, we entered into a three-year operating lease for our current headquarters located in Santa Clara, California, which began in February 2003 and will expire in March 2006.  These noncancelable operating leases began expiring in October 2003.  Rent expense was $600,000 in fiscal 2002 and $784,000 in fiscal 2003.  As of September 30, 2003, the aggregate future noncancelable minimum rentals or operating leases are as follows (in thousands):

Year Ending September 30,
2004	$585
2005	529
2006	252
$1,366

6.             Stock-based Awards

We account for our stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and all of its related interpretations.  Accordingly, compensation expense has been recognized in the financial statements for employee stock arrangements to the extent the fair value of the underlying common stock exceeds the exercise price of the stock options at the date of grant.  Deferred stock-based compensation of $2.5 million and $1.8 million was recorded during fiscal 2001 and fiscal 2000, respectively, for the excess of the fair value of the common stock underlying the options at the grant date over the exercise price of the options.  These amounts are being amortized on a straight-line basis over the vesting period, generally four years.  Amortization of deferred compensation related to employee grants was $224,000 and $248,000 for the three months ended December 31, 2003 and 2002, respectively.

We account for stock-based awards to non-employees in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation.”  Accordingly, we recognize the fair value for non-employee awards as stock compensation expense over the vesting terms of the awards.  There were no stock-based awards to non-employees or amortization of stock compensation expenses recognized previously for non-employees during the three months ended December 31, 2003 and 2002.

SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  With the adoption of SFAS No. 148, we are required to disclose pro forma information regarding option grants made to our employees based on specified valuation techniques that produce estimated compensation charges.  Our calculations are based on a single option valuation approach and forfeitures are recognized as they occur.   The fair value of options at the date of grant was estimated using the minimal value method through the date of our initial public offering in December 2001, and the Black-Scholes option pricing model for options granted thereafter, with the following weighted-average assumptions:

	Three Months Ended December 31,
	2003	2002
Stock Option Plans:
Risk-free interest rate	3.22%	3.0%
Expected volatility	57%	90%
Expected life (in years)	4.5	4.5
Expected dividend	0.0%	0.0%

Employee Stock Purchase Plan:
Risk-free interest rate	1.3%	1.39%
Expected volatility	57%	90%
Expected life (in years)	1.0	2.0
Expected dividend	0.0%	0.0%

If the computed minimum values of our stock-based awards to employees had been amortized to expense over the period of the awards as specified under SFAS No. 123, our pro forma net income (loss),

basic income (loss) per share and diluted income (loss) per share under SFAS No. 123 (as compared to such items as reported) would have been as follows (in thousands, except per share amounts):

	Three Months Ended December 31,
	2003	2002
Net income as reported	$572	$2,023
Add: stock based employee compensation expense included in reported net income, net of taxes	185	191
Less: stock-based employee compensation expense determined under fair value based method, net of taxes	(1,329)	(1,327)
Pro forma net income	$(572)	$887
Basic earnings per share:
As reported	$0.02	$0.08
Pro forma	$(0.02)	$0.04
Diluted earnings per share:
As reported	$0.02	$0.07
Pro forma	$(0.02)	$0.03

7.             Contingencies

Legal Proceedings

Synopsys has filed claims against us in state and federal courts.  These claims are based on the alleged facts and circumstances relating to the departure of our five founders from their employment at Synopsys, the founding of our company and the development and sale of HSIM and our other products.  Each of our founders and Dr. Sang S. Wang, our Chief Executive Officer, became an employee of Synopsys when Synopsys acquired EPIC Design Technology in February 1997.  Dr. Wang resigned from Synopsys in March 1998 and served as a consultant to Synopsys until June 1998.  Dr. An-Chang Deng, our President, and our four other founders resigned from Synopsys at approximately the same time in August 1998 and became employees of our company immediately thereafter.  Dr. Wang became an employee of our company in April 1999.  None of Drs. Wang or Deng or our four other founders was subject to a noncompetition agreement with Synopsys at any time.

In February 2000, Synopsys filed a complaint in the Superior Court of the State of California in the County of Santa Clara (Case No. CV787950) against us and Dr. Deng, our President.  The complaint alleged breach of contract, breach of fiduciary trust, diversion of corporate opportunity and constructive trust.  In September 2001, Synopsys filed its second amended complaint, which added claims of inducing/aiding and abetting breach of fiduciary duty, including/aiding and abetting diversion of corporate opportunity, misappropriation of trade secrets, civil conspiracy, breach of confidence and unfair competition, and added as individual defendants Dr. Wang and our four other founders.  In September 2002, Synopsys filed a supplemental second amended complaint that contained supplemental allegations but added no new claims or parties.  In January 2003, the discovery referee issued orders creating rebuttable presumptions in favor of Synopsys on certain evidentiary issues to sanction us for erasure of certain computer files requested in discovery by Synopsys.  These rulings mean that we must prove at trial that we did not take or use Synopsys’ source code or other confidential information, rather than the usual requirement that Synopsys provide such proof in the first instance.  However, none of these rulings resolves any of the claims made by Synopsys in the case and the trial judge or jury can reach their own conclusions based upon the evidence presented at trial.  We filed a motion for reconsideration of this order and in March 2003, the court denied our motion, concluding that it was barred on procedural grounds.  In January 2003, Synopsys filed a third amended complaint, which contained supplemental allegations but added no new claims or parties.  We have filed an answer denying Synopsys’ allegations.  In August 2003, Synopsys filed several motions for terminating sanctions against us, which were heard in January 2004 and the discovery referee has not yet ruled.  We oppose each of these motions and intend to file oppositions within the time permitted by law.  Synopsys has requested unspecified damages of at least $25 million, an injunction, a constructive trust on unspecified intellectual property belonging to us and other relief.  Further, in September 2003, Synopsys notified us that it reserves the right to seek up to $80 million in punitive damages with respect to claims for which punitive damages are allowed under California Civil Code Section 3294, and up to $50 million in punitive damages with respect to the trade secret claims under California Civil Code Section 3426.3(c).  This action is currently in discovery.  A trial date has not yet been set.

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

In May 2001, Synopsys filed a complaint in the United States District Court, Northern District of California, San Jose division (Case No. CO1-20423 PVT) against us, alleging that our HSIM software infringes U.S. Patent No. 5,878,053 entitled “Hierarchical Power Network Simulation and Analysis tool for reliability testing of Deep Submicron IC Designs” (the “053 patent”), which is purportedly assigned to Synopsys.  Since the case began, Synopsys has also alleged that our subsequently released HSIM 2.0 and LEXSIM products, infringe the 053 patent.  Synopsys has requested relief including damages from $4.1 million to $13.7 million and an injunction.  Synopsys has also requested that any damage award be trebled for alleged willful infringement.  In June 2001, we filed an answer to the complaint denying infringement of a valid, enforceable patent and asserting counterclaims.  We have since amended our counterclaims.  Our current counterclaims allege that, among other things, the 053 patent is invalid, unenforceable and not infringed and that Synopsys has violated federal antitrust and state unfair competition laws.

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

In June 2003, Synopsys filed a second complaint in the United States District Court, Northern District of California, San Francisco Division (Case No. C03-2664 RS) against us, alleging that the our products, including but not limited to HSIM and HANEX software products, infringe Synopsys U.S. Patent No. 6,249,898 entitled “Methods and Systems for Reliability Analysis of CMOS VLSI Circuits Based on Stage Partitioning and Node Activities” (the “898 Patent”).  In July 2003, we filed an answer denying that we infringe the 898 Patent and asserting as defenses that the 898 Patent is invalid and unenforceable.  We also brought a declaratory judgment counterclaim seeking judgment that the 898 Patent is not infringed by us and that the 898 Patent is invalid and unenforceable.  In August 2003, Synopsys filed a motion to dismiss these defenses and counterclaims on the ground that we are barred from contesting the validity and enforceability of the 898 Patent based on the doctrine of assignor estoppel.  Synopsys’ motion also sought to strike our defenses of laches, patent misuse and unclean hands on the ground that we had not pleaded them with sufficient particularity.  We opposed Synopsys’ motions.  In October 2003, the court denied Synopsys’ motion to dismiss and strike the invalidity and unenforceability defenses and counterclaims and granted Synopsys’ motion to strike the laches, patent misuse and unclean hands defenses with leave to amend the pleadings.  The court has set the case for trial beginning on April 25, 2005.

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

On July 1, 2003, a purported derivative complaint was filed against us and our directors in the United States District Court for the Northern District of California.  This complaint alleged violations of California Corporations Code Section 25402, breach of fiduciary duty, waste of corporate assets and unjust enrichment based generally on the facts and circumstances alleged in the Synopsys litigations.  The complaint seeks equitable relief and an unspecified amount of damages on behalf of Nassda.  In October 2003 we and our directors filed motions to dismiss the complaint or, in the alternative, to stay the complaint.  Plaintiff filed oppositions to these motions on November 7, 2003.  We and our directors filed reply briefs on November 21, 2003.  The judge presiding over the derivative complaint dismissed the complaint in January 2004, finding that the allegations were not ripe for consideration.  Under the Federal Rules of Appellate Procedure, plaintiff may appeal the Court’s decision.

No amount has been accrued for any loss contingencies, which may result from the resolution of the above lawsuits filed against us, as the outcome of the matters is too uncertain to predict.

Other Contingencies

We from time to time enter into certain types of contracts that require us to indemnify parties against third party claims.  These contracts primarily relate to:  (i) certain agreements with our officers, directors and employees and third parties, under which we may be required to indemnify such persons for liabilities arising out of their duties to us and (ii) agreements under which we indemnify customers and partners for claims arising from intellectual property infringement.

The terms of such obligations vary.  Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated.  Historically, we have not been obligated to make any significant payments for these obligations other than those in connection with defending our directors, officers and employees in the Synopsys litigation and derivative complaint, and no liabilities were recorded for these obligations on our balance sheet as of December 31, 2003.

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

Our standard software license and maintenance agreements include an infringement indemnification provision for claims from third parties related to our intellectual property.  The agreements generally limit the scope of the available remedies in a variety of industry-standard methods, including but not limited to a right to control the defense or settlement of any claim, procure the right for continued usage and replace or modify the infringing products to make them non-infringing.  Such indemnification provisions are accounted for in accordance with SFAS No. 5.  To date, we have not incurred any costs related to any claims under such indemnification provisions.

8.             Recent Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued Interpretation 46 (“FIN 46”), Consolidation of Variable Interest Entities in January 2003, and a revised interpretation of FIN 46 (“FIN 46-R”).  FIN 46 requires certain variable interest entities (“VIEs”) to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  The provisions of FIN 46 are effective immediately for all arrangements entered into after January 31, 2003.  We have not invested in any entities that we believe are variable interest entities for which we are the primary beneficiary.  The adoption of FIN-46 had no impact, and we do not expect the adoption of FIN 46-R to have an impact, on our financial position, results of operations or cash flows.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, which requires that certain financial instruments be presented as liabilities that were previously presented as equity or as temporary equity.  Such instruments include mandatory redeemable preferred and common stock, and certain options and warrants.  SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and was effective at the beginning of the first interim period beginning after June 15, 2003.  In November 2003, the FASB issued FASB Staff Position (“FSP”) No. 150-3, Effective Date, Disclosures, and Transition for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests under SFAS No. 150, which defers the effective date for various provisions of SFAS No. 150.  The Company believes that it has properly classified and measured in its balance sheets and disclosed in its interim consolidated financial statements certain financial instruments with characteristics of both liabilities and equity.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements.  In some cases you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology.  Forward looking statements include, but are not limited to: the statements under “Overview—Quarterly Fluctuations” regarding the impact of quarterly fluctuations of revenues on us; the statements under “Overview—Revenue Recognition” regarding the recognition of future revenue from the sale of our products; the statements in the second paragraph under “Results of Operations—Revenues” regarding international sales as a percentage of total revenue; the statements under “Results of Operations—Research and Development” regarding the hiring of new personnel; the statement under “Results of Operations—General and Administrative” regarding the increases in expenditure due to legal fees; the statements in the last paragraph under “Liquidity and Capital Resources” concerning the anticipated spending for capital additions for the remainder of fiscal 2004, the sufficiency of our available resources to meet cash requirements and the factors which will determine our future cash requirements; and the statements in “Factors Affecting Future Operating Results.”  These statements are only predictions and you should not place undue reliance on these statements.  Actual events or results may differ materially.  In evaluating these statements, you should specifically consider various factors including those discussed in “Factors Affecting Future Operating Results” below.

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

Sources of Revenue

We derive all of our revenue from software licensing and maintenance fees.  To date, we have derived substantially all of this revenue from the licensing and support of HSIM.  We do not expect LEXSIM, CRITIC and HANEX to account for any meaningful percentage of our total revenue until fiscal 2005.  Our software does not require customization and generally does not require on-site implementation services.  As a result, we have not generated any professional service or consulting revenue.  We do not consider backlog to be a meaningful measure of future revenue because our customers can generally cancel orders without penalty.

Product Revenue — Perpetual Licenses

Prior to fiscal 2003, we generated the majority of our total revenue from perpetual licenses.  As more customers have been purchasing time-based licenses, product revenue as a percent of total revenue and in absolute dollars has decreased and accounted for only 30.9% of our total revenue for the three months ended December 31, 2003 as compared to 44.8% of our total revenue for the three months ended December 31, 2002.  We expect that over time product revenue will continue to decrease as a percent of our total revenue.  Perpetual license customers pay a one-time license fee and are entitled to use the software as long as they desire.  To receive support, periodic updates and new enhancements from us, perpetual license customers must purchase maintenance contracts.

Subscription Revenue — Time-Based Licenses

Our time-based licenses give the customer the right to use our software for a fixed period of time, typically one to three years, and include maintenance.  Time-based licenses can be renewed for one or more years.  At times, customers may also acquire additional licenses for a shorter term, typically multiples of one-month licenses, to be used when they reach certain stages of the design process in conjunction with their other time-based or perpetual licenses.  These shorter term licenses are sold primarily to help customers with their peak usage demands.  To date, revenue from these shorter term licenses has not been significant.  An increasing proportion of our total revenue is derived from time-based licenses, as more of our large customers initially subscribe to time-based licenses, renew their expired time-based licenses or subscribe to additional time-based licenses.  In today’s challenging economic environment, some of the customers who had purchased perpetual licenses previously and new customers are also choosing to purchase time-based licenses due to their flexible licensing and payment terms and we expect this trend to continue.

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

Quarterly Fluctuations

Through the fiscal quarter ended December 31, 2002, we achieved 13 quarters of sequential revenue growth.  Our revenue for the fiscal quarters ended March 31, 2003 and June 30, 2003 decreased sequentially but recovered in part and rose in each of the quarters ended September 30, 2003 and December 31, 2003.  We believe the prolonged economic slowdown and seasonal factors in our business have caused and will continue to cause both the total revenue and each of its components to fluctuate from quarter to quarter.  Our customers and prospective customers are controlling their spending even more in order to conserve capital and return to or increase profitability, which causes extended sales cycles, smaller number of license purchases or decreased or canceled budgets and decreasing average selling prices.  Other seasonal factors include the mix between perpetual and time-based licenses, timing of the renewals of time-based licenses and maintenance, and payment terms, which may impact the timing of revenue recognition.  Further, commissions represent a significant portion of our sales force compensation, which is structured to encourage sales closures prior to fiscal year end.  As a result, we expect that sales efforts will intensify in the fourth fiscal quarter, which could result in our revenue being lower in the first half of the subsequent fiscal year.

Deferred Revenue

Time-based licenses and maintenance that are invoiced in advance and are either paid or due are included in deferred revenue and generally recognized ratably over the contract period on a straight line basis.  Deferred revenue also consists of deferred perpetual license fees for which all of the revenue recognition criteria have not been met.  Deferred revenue fluctuates depending on the timing of perpetual licenses meeting all the revenue recognition criteria, as well as the number, subscription period, payment terms, and timing of renewals of time-based licenses and maintenance contracts.  Deferred revenue expected to be recognized beyond one year from the balance sheet date is classified as long-term deferred revenue.

Operating Expenses

Since our inception in August 1998, we have incurred substantial costs to develop our technology and products, recruit and train personnel for our engineering, sales and marketing and technical support departments and establish an administrative organization.  We anticipate that our operating expenses will increase substantially in the future as we fund more research and development projects, increase our sales and marketing operations both domestically and internationally, develop new sales channels, broaden our technical support and improve our operational and financial systems.  Our increased operating expenses will result primarily from higher headcount in all areas, and we expect our headcount to double over the next 18 to 24 months.  In fiscal 2002, fiscal 2003 and the three months ended December 31, 2003, legal fees and other expenses related to our litigation with Synopsys were $5.6 million, $7.8 million and $2.9 million, respectively.  We also expect the cost of the Synopsys litigation to increase as we continue to defend ourselves vigorously and the lawsuits move toward trial.  Additionally, we also expect costs related to being a public company, such as directors’ and officers’ liabilities insurance, professional fees and various filing fees to increase our general and administrative expenses.  We believe that our operating expenses will continue to grow in absolute dollars in future periods although the rate of growth in expenses from period to period may vary.  We expect, however, that as a percent of revenue, operating expenses will fluctuate from quarter to quarter depending primarily upon the rate of growth in revenue.  We will need to generate significant revenue in the future to maintain profitability.

To increase market share in international locations and better serve our customers, we plan to further expand our international operations selectively.  As a result of these investments in our international operations, we may experience an increase in cost of sales and other operating expenses disproportionate to revenue from those operations.

In fiscal 2003, we accrued bonuses of an aggregate of $900,000 earned by our employees for their services in fiscal 2003.  These bonuses were paid in full as of December 31, 2003.  In fiscal 2002, we accrued bonuses of an aggregate of $760,000 earned by our employees for their services in fiscal 2002.  These bonuses were paid over time on specified schedules and were paid in full as of October 31, 2003.  We also accrued bonuses of $175,000 earned by our employees for their services for the three months ended December 31, 2003.  There was no bonus accrual for the three months ended December 31, 2002.  In addition, our executive officers orally agreed that they would not receive their base salaries in fiscal 2002 and fiscal 2003.  In October 2003, the compensation committee of our board of directors reinstated the salaries of our executive officers and we expect to pay base salaries totaling approximately $743,000 to these officers in fiscal 2004.  As a result of our significant bonus accruals in fiscal 2001 and fiscal 2002 and the foregone salaries in fiscal 2002 and fiscal 2003, our compensation expense in fiscal 2004 may not be consistent with compensation expense in prior years and compensation expense in prior years may not be indicative of future periods.

Stock-Based Compensation

We did not record any deferred stock-based compensation in fiscal 2002, fiscal 2003 or in the three months ended December 31, 2003.  We have been amortizing stock-based compensation recorded previously over the vesting period of the related options, which is generally four years.  We amortized $1.0 million and $955,000 of stock-based compensation in fiscal 2002 and fiscal 2003, respectively.  During the three months ended December 31, 2003 and 2002, we recognized aggregate stock-based compensation expense of approximately $224,000 and $248,000, respectively.  We expect aggregate stock-based compensation expense of approximately $587,000 during the remainder of fiscal 2004 and approximately $255,000 during fiscal 2005.

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

Critical Accounting Policies

Revenue Recognition

We recognize revenue in accordance with the provisions of American Institute of Certified Public Accountants Statement of Position 97-2 (“SOP 97-2”), Software Revenue Recognition.  The application of SOP 97-2 requires judgment, including whether a software arrangement includes multiple elements, and if so, whether vendor-specific objective evidence (“VSOE”) of fair value exists for each of those elements.  When certain elements of an arrangement are delivered at different times, the ability to identify VSOE for those undelivered elements could materially impact the amount of earned and unearned revenue.

We recognize and report revenue in three separate categories: product revenue, subscription revenue and maintenance revenue.  Product revenue is derived from perpetual license fees.  Subscription revenue is derived from time-based license fees, which include maintenance during the license period.  We recognize product revenue and subscription revenue when all of the following conditions are met:

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

For sales made through all distributors, we recognize revenue when the software has been sold to the end users and all other revenue recognition criteria have been met.  When the distributor is the primary obligor in the arrangement and has latitude in establishing prices and credit risk, we record revenue based on amounts invoiced to the distributor (rather than the amount invoiced by the distributor to the end users).  When we are the primary obligor in the arrangement and have latitude in establishing price and credit risk, we record revenue based on amounts invoiced to the end customer (with the related commissions paid to the distributors reported as sales and marketing expense).

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

Sales Commission Accrual and Expenses

Sales commissions are earned and paid to our sales force for each order received, shipped and collected.  Based on our policies, sales commissions are paid upon booking and collection.  Commission rates increase as the sales person achieves a certain percentage of his or her annual quota.  We determine an estimated average annual commission rate during the first three fiscal quarters for purposes of accruing commissions.  We adjust the balance of the commission accrual and the actual commission expense at the end of each fiscal year based on each sales person’s actual commission rates.

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

	Three Months Ended December 31,
	2003	2002
Revenue:
Product	30.9%	44.8%
Subscription	43.6	36.3
Maintenance	25.5	18.9
Total revenue	100.0	100.0
Cost of revenue:
Product	1.0	0.6
Subscription	1.1	0.8
Maintenance	2.3	2.0
Total cost of revenue	4.4	3.4
Gross profit	95.6	96.6
Operating expenses:
Research and development	20.9	14.8
Sales and marketing	27.5	27.8
General and administrative	38.8	23.9
Stock-based compensation	2.3	2.4
Total operating expenses	89.5	68.9
Income from operations	6.1	27.7
Interest income	2.4	2.6
Other income (expense), net	(0.1)	(0.2)
Income before taxes	8.4	30.1
Provision for taxes	(2.5)	(10.5)
Net income	5.9%	19.6%

Revenue

Total Revenue.  Our revenue consists of product, subscription and maintenance revenue.  Total revenue decreased by 5.9%, or $608,000, to $9.7 million in the three months ended December 31, 2003 from $10.3 million for the three months ended December 31, 2002.  This decrease was attributable to lower demand due to the prolonged weak economy, which resulted in much tighter budgets and customers purchasing fewer perpetual licenses and shifting toward time-based licenses due to their flexible licensing structure and payment terms.

Revenue from sales outside of North America accounted for 39.7% and 39.4% of total revenue for the three months ended December 31, 2003 and 2002, respectively.  The percent of total revenue from outside of North America stayed relatively flat even though it decreased in absolute dollars primarily due to lower demand.  Revenue from Japan was 17.8% and 14.2% of our total revenue in the three months ended December 31, 2003 and 2002, respectively.  No other country outside North America accounted for more than 10% of our total revenue in either of these periods.  We expect that revenue from sales outside of North America will continue to account for a significant portion of our total revenue in the future.

Marubeni Solutions, our exclusive distributor for Japan, accounted for approximately 17.8% and 14.2% of our total revenue for the three months ended December 31, 2003 and 2002, respectively.  Micron Technology, Inc. accounted for 12.0% of our total revenue for the three months ended December 31, 2003.  Broadcom Corporation accounted for 17.9% of our total revenue for the three months ended December 31, 2002.  No other direct customer or distributor accounted for more than 10% of our total revenue during either of these periods.

Deferred revenue includes perpetual license fees for which all of the revenue recognition criteria has not been met, time-based license fees that have been invoiced and have been either collected or are due for which we generally recognize revenue ratably over the term of the license period, and maintenance fees on perpetual licenses for which we also generally recognize revenue ratably over the term of the maintenance period.  Our deferred revenue increased to $11.3 million as of December 31, 2003 from $9.8 million as of September 30, 2003 and increased from $7.8 million as of December 31, 2002.  The increase in deferred revenue was primarily attributable to increases in both deferred time-based license revenue and maintenance for perpetual licenses.  We expect deferred revenue to fluctuate from quarter to quarter depending on the number of additional time-based licenses, the timing of renewals of time-based licenses and maintenance and their respective payment terms.  Additionally, deferred revenue may not increase if more customers prefer quarterly payments for time-based licenses and maintenance.

Product Revenue.  Product revenue decreased by 35.2%, or $1.6 million, to $3.0 million for the three months ended December 31, 2003 from $4.6 million for the three months ended December 31, 2002.  The decrease was primarily due to more customers, particularly major accounts, purchasing time-based licenses as compared to perpetual licenses and lower customer demand due to tighter budgets in a prolonged economic downturn.  As a result, product revenue as a percent of total revenue decreased to 30.9% for the three months ended December 31, 2003 from 44.8% for the three months ended December 31, 2002.

Subscription Revenue.  Subscription revenue increased by 13.2%, or $494,000, to $4.2 million for the three months ended December 31, 2003 from $3.7 million for the three months ended December 31, 2002.  This increase was primarily due to new customers purchasing time-based licenses, as well as existing customers purchasing additional time-based licenses and renewing their expired time-based licenses.  As a percent of total revenue, subscription revenue rose to 43.6% for the three months ended December 31, 2003 from 36.3% for the three months ended December 31, 2002.  We expect time-based licenses to account for an increasing percent of total revenue in the future.

Maintenance Revenue.  Maintenance revenue increased by 27.0%, or $527,000, to $2.5 million for the three months ended December 31, 2003 from $2.0 million for the three months ended December 31, 2002.  The increase in maintenance revenue was due to the increase in the number of perpetual licenses in the installed base.  As a percent of total revenue, maintenance revenue increased to 25.5% for the three months ended December 31, 2003 from 18.9% for the three months ended December 31, 2002.  We expect maintenance revenue to vary as a percent of total revenue based on the growth rate of product revenue and subscription revenue and the number of customers renewing annual maintenance.  If maintenance revenue increases as a percent of total revenue, our gross profit as a percent of total revenue, or gross margin, may decrease because of lower margins on maintenance revenue due to incremental maintenance support costs.

Cost of Revenue

Cost of Product Revenue.  Cost of product revenue consists primarily of royalties due from us to third-parties under original equipment manufacturer arrangements.  We incur only minimal costs to deliver our software as the product and documentation are primarily sent electronically.  Our cost of product revenue increased by 37.9%, or $25,000, to $91,000 for the three months ended December 31, 2003 from $66,000 for the three months ended December 31, 2002 due to an increase in the sublicensing of third-party products.  As a percent of total revenue, the cost of product revenue increased to 1.0% for the three months ended December 31, 2003 from 0.6% for the three months ended December 31, 2002.  We expect the cost of product revenue as a percent of total revenue to vary based on the level of sales of third-party products.

Cost of Subscription Revenue.  Cost of subscription revenue consists primarily of personnel and allocated overhead expenses for support of time-based licenses and royalties related to the sublicensing of third-party software in time-based licenses.  Our cost of subscription revenue increased by 22.1% or $19,000, to $105,000 for the three months ended December 31, 2003 from $86,000 for the three months ended December 31, 2002.  The increase in cost of subscription revenue was primarily due to the increase in the sublicensing of third-party software royalties.  As a percent of total revenue, the cost of subscription revenue increased slightly to 1.1% for the three months ended December 31, 2003 from 0.8% for the three months ended December 31, 2002.  We expect the absolute dollar amount of the cost of subscription revenue to increase over the next 12 months as we continue to increase our support organization to accommodate an increasing installed base of time-based licenses.

Cost of Maintenance Revenue.  Cost of maintenance revenue consists primarily of personnel and other expenses related to providing maintenance support to our customers who purchase perpetual licenses.  Our cost of maintenance revenue increased by 12.4%, or $25,000, to $226,000 for the three months ended December 31, 2003 from $201,000 for the three months ended December 31, 2002.  The increase in cost of maintenance revenue was primarily due to increased costs related to the support of a growing installed user base.  As a percent of total revenue, the cost of maintenance revenue increased to 2.3% for the three months ended December 31, 2003 from 2.0% for the three months ended December 31, 2002.  We expect that the absolute dollar amount of cost of maintenance revenue will grow in the next 12 months as we continue to increase support for our growing base of customers.

Operating Expenses

Research and Development.  Research and development expenses consist of engineering costs to develop new products, enhance existing products and perform quality assurance activities.  Our research and development expenses increased by 32.9%, or $503,000, to $2.0 million for the three months ended December 31, 2003 from $1.5 million for the three months ended December 31, 2002.  As a percent of total revenue, research and development expenses increased to 20.9% in the three months ended December 31, 2003 from 14.8% in the three months ended December 31, 2002.  The increases in research and development expenses were primarily due to the hiring of additional research and development personnel and increases in base salaries and bonuses.  Research and development headcount increased to 46 at December 31, 2003 from 42 at December 31, 2002.  To maintain our competitive position and continue to deliver new technologies that solve our customers’ nanometer design challenges, we anticipate that research and development expenses will continue to increase in absolute dollars as we invest in additional resources in existing and future products.

Sales and Marketing.  Sales and marketing expenses consist primarily of salaries, commissions, travel, promotional and advertising costs.  Our sales and marketing expenses decreased by 6.9%, or $198,000, to $2.7 million for the three months ended December 31, 2003 from $2.9 million for the three months ended December 31, 2002.  As a percent of total revenue, sales and marketing expenses decreased to 27.5% in the three months ended December 31, 2003 from 27.8% in the three months ended December 31, 2002.  The decreases in sales and marketing expenses were primarily due to decreases in tradeshow, conference and seminar related expenses and professional fees.  Headcount decreased to 48 at December 31, 2003 from 49 at December 31, 2002.  We expect that sales and marketing expenses will increase in absolute dollars in future periods.

General and Administrative.  General and administrative expenses represent corporate, finance, human resource, administrative, legal and consulting expenses.  Our general and administrative expenses increased by 53.2%, or $1.3 million, to $3.8 million for the three months ended December 31, 2003 from $2.5 million for the three months ended December 31, 2002.  As a percent of total revenue, general and administrative expenses increased to 38.8% for the three months ended December 31, 2003 from 23.9% for the three months ended December 31, 2002.  The increase in general and administrative expenses was primarily due to legal fees related our litigation with Synopsys and professional costs related to being a public company.  Legal fees related to our litigation with Synopsys increased by 52.2%, or $1.0 million, to $2.9 million for the three months ended December 31, 2003 from $1.9 million for the three months ended December 31, 2002.  General and administrative headcount increased to 12 at December 31, 2003 from 10 at December 31, 2002.  We expect that general and administrative expenses will continue to increase in absolute dollars from our support of our future operations, as well as from increased legal fees and the costs of public company compliance reporting.

Stock-Based Compensation.  Stock-based compensation expense decreased by 9.7%, or $24,000, to $224,000 for the three months ended December 31, 2003 as compared to $248,000 for the three months ended December 31, 2002.  As a percent of total revenue, stock-based compensation expense decreased slightly to 2.3% for the three months ended December 31, 2003 from 2.4% for the three months ended December 31, 2002 due to decreased total revenue.

Interest Income

Interest income decreased by 11.9%, or $32,000, to $236,000 for the three months ended December 31, 2003 from $268,000 for the three months ended December 31, 2002.  Due to continued decreases in interest rates, interest income decreased slightly despite increased cash and investment balances.  As a percent of total revenue, interest income decreased to 2.4% for the three months ended December 31, 2003 from 2.6% for the three months ended December 31, 2002.

Other Expense, Net

Our other expense, net remained relatively small and was immaterial for the three months ended December 31, 2003 and 2002.

Liquidity and Capital Resources

As of December 31, 2003, we had cash, cash equivalents and short-term investments of $95.0 million and working capital of $82.9 million.

Net cash provided by operating activities was $2.1 million for the three months ended December 31, 2003 and $1.3 million for the three months ended December 31, 2002.  Net cash provided by operating activities for the three months ended December 31, 2003 resulted primarily from net income and increases in accounts payable and deferred revenue, partially offset by a decrease in accrued liabilities.  Net cash provided by operating activities for the three months ended December 31, 2002 resulted primarily from net income and an increase in deferred revenue, offset by decreases in accrued liabilities and increases in accounts receivable and prepaid expenses and other current assets.

Net cash from investing activities was $149,000 for the three months ended December 31, 2003. Net cash used in investing activities was $2.9 million for the three months ended December 31, 2002 due to the increase in the purchase of investment securities with maturities of 91 days to one year and purchases of property and equipment.

Net cash provided by financing activities was $759,000 for the three months ended December 31, 2003 and $1.2 million for the three months ended December 31, 2002, consisting primarily of proceeds generated by stock option exercises and the employees stock purchase plan during the periods.

Capital expenditures were approximately $38,000 for the three months ended December 31, 2003 and $105,000 for the three months ended December 31, 2002.  Our capital expenditures consisted of purchases of computer equipment, software and office furniture and fixtures.  We expect to invest approximately $1.0 million in the remainder of fiscal 2004 for similar assets.

As of December 31, 2003, we had no borrowings, lines of credit, outstanding equipment leases or lease lines.

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

Lease Commitments

We lease our facilities under various noncancelable operating leases.  In December 2002, we entered into a three-year operating lease for our current headquarters located in Santa Clara, California, which began in February 2003 and will expire in March 2006.  These noncancelable operating leases began expiring in October 2003.  Rent expense was $600,000 in fiscal 2002 and $784,000 in fiscal 2003.  As of September 30, 2003, the aggregate future noncancelable minimum rentals or operating leases are as follows (in thousands):

Year Ending September 30,
2004	$585
2005	529
2006	252
$1,366

Recent Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued FASB Interpretation 46 (“FIN 46”), Consolidation of Variable Interest Entities in January 2003, and a revised interpretation of FIN 46 (“FIN46-R”).  FIN 46 requires certain variable interest entities (“VIEs”) to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  The provisions of FIN 46 are effective immediately for all arrangements entered into after January 31, 2003. We have not invested in any entities that we believe are variable interest entities for which we are the primary beneficiary.  The adoption of FIN46-R had no impact, and we do not expect the adoption of FIN 46-R to have an impact, on our financial position, results of operations or cash flows.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, which requires that certain financial instruments be presented as liabilities that were previously presented as equity or as temporary equity.  Such instruments include mandatory redeemable preferred and common stock, and certain options and warrants.  SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and was effective at the beginning of the first interim period beginning after June 15, 2003.  In November 2003, the FASB issued FASB Staff Position (“FSP”) No. 150-3, Effective Date, Disclosures, and Transition for Mandatorily

Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests under SFAS No. 150, which defers the effective date for various provisions of SFAS No. 150.  The Company believes that it has properly classified and measured in its balance sheets and disclosed in its interim consolidated financial statements certain financial instruments with characteristics of both liabilities and equity.

Factors Affecting Future Results

We have relied and expect to continue to rely on HSIM for a substantial majority of our revenue, and a decline in sales of licenses for HSIM could cause our revenue to decline.

Historically, we have derived substantially all of our revenue from HSIM.  We believe HSIM is the first hierarchical simulator that meets the circuit verification challenges of complex nanometer semiconductors.  We expect that the revenue from this product will continue to account for substantially all of our revenue for at least the remainder of fiscal 2004.  The electronic design automation software market, including the market for hierarchical simulator software, is characterized by rapid technological change, frequent new product introductions, uncertain product life cycles and evolving industry standards.  If our competitors introduce new products and/or offer aggressive pricing that compete with HSIM, our revenue could decline materially and our results of operations could be harmed.  For instance, in fiscal 2003 and the first fiscal quarter of 2004, certain competitors were offering extremely competitive prices either by substantial discounting or bundling their products which resulted in a longer sales cycle for HSIM or delays by prospective customers in making their purchasing decisions.  Since we expect HSIM to continue to account for substantially all of our revenue for at least the remainder of fiscal 2004, any factors adversely affecting the pricing of our licenses of or demand for HSIM, including competition or technological change, could cause our revenue to decline materially and our business to suffer.

Our revenue would decline substantially if our existing customers do not purchase additional licenses or renew existing time-based licenses and maintenance from us.

We rely on additional perpetual and time-based license revenue from our existing customers, as well as annual maintenance renewals for our perpetual licenses and renewals of our time-based licenses when they expire.  Even if we are successful in generating revenue from our software to new customers, if our existing customers do not purchase additional licenses of our software or renew their expired time-based licenses or annual maintenance for perpetual licenses, we would experience a decline in revenue.  In fiscal 2002 and 2003, our revenue from perpetual licenses as a percent of total revenue decreased as a result of more customers’ preference to purchase time-based licenses and lower demand due to much tighter budgets.  Revenue from time-based licenses and maintenance has increased steadily over the last 12 months and we expect it to continue to increase.  For instance, for the three months ended December 31, 2003, 69.1% of our total revenue was derived from time-based licenses and maintenance as compared to 55.2% for the three months ended December 31, 2002.  As more of our revenue is attributable to time-based licenses, our revenue could decline materially if our customers do not renew their existing time-based licenses or purchase additional time-based licenses.

If semiconductor design and manufacturing companies continue to experience recession or other conditions which impact their operating budgets, they may delay or cancel purchases of our software, which would reduce our revenues and cause our business to suffer.

The primary customers for our software are semiconductor design and manufacturing companies.  Any significant downturn in our customers’ markets, or domestic and global conditions, which result in the reduction of research and development budgets or the delay of software purchases, would likely result in a decline in demand for our software and services and could harm our business.  Since early 2000, the semiconductor industry had experienced a substantial decline in order volume and revenue and that downturn had continued until the second half of 2003 when semiconductor companies experienced some slow recovery in orders and end-users market demand.  However, we have not seen and do not expect to see in the near future any material changes in our customers’ purchasing behavior or increased budgets.  This could result in our customers delaying or canceling the purchase of our software.  Any of these occurrences could have a significant impact on our operating results, revenues and costs and may cause the market price of our common stock to decline or become more volatile.  For example, we experienced a substantial change in customers’ purchasing behavior during the three months ended March 31, 2003 due to the prolonged economic downturn and concerns for their own financial stability.  Consequently, as a cost-cutting measure, customers either suspended or reduced their capital budgets dramatically, which adversely affected our revenue.  In addition, we were unable to meet revenue and earnings expectations for the quarter ended March 31, 2003 and had to lower our revenue and earnings guidance for the quarter ended June 30, 2003 and fiscal 2003.  As a result, the market price of our common stock was negatively impacted.

In addition, the markets for semiconductor products are cyclical.  For example, in recent years certain Asian countries have experienced significant economic difficulties, including currency devaluation and instability, business failures and a depressed business environment.  More recently, certain Asian countries have also experience difficulties from concerns about and the impact of closures due to SARS.  These difficulties have triggered a significant downturn in the semiconductor market, resulting in reduced budgets for semiconductor design tools, which, in turn, has negatively impacted us.  We cannot predict what impact the recent prolonged economic slowdown and in particular, the semiconductor industry, will have on our business, but it may result in fewer purchases of licenses of our software, substitution to our lower priced configurations by customers who previously licensed our higher priced configurations or nonrenewal of time-based licenses or maintenance.  If our customers’ budgets do not increase with the slow recovery, the current slow recovery does not continue or the economic slowdown returns, we may not meet our revenue expectations for upcoming quarters in fiscal 2004.

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

In February 2000, Synopsys filed a complaint in the Superior Court of the State of California in the County of Santa Clara (Case No. CV787950) against us and Dr. Deng, our President.  The complaint alleged breach of contract, breach of fiduciary trust, diversion of corporate opportunity and constructive trust.  In September 2001, Synopsys filed its second amended complaint, which added claims of inducing/aiding and abetting breach of fiduciary duty, including/aiding and abetting diversion of corporate opportunity, misappropriation of trade secrets, civil conspiracy, breach of confidence and unfair competition, and added as individual defendants Dr. Wang and our four other founders.  In September 2002, Synopsys filed a supplemental second amended complaint that contained supplemental allegations but added no new claims or parties.  In January 2003, the discovery referee issued orders creating rebuttable presumptions in favor of Synopsys on certain evidentiary issues to sanction us for erasure of certain computer files requested in discovery by Synopsys.  These rulings mean that we must prove at trial that we did not take or use Synopsys’ source code or other confidential information, rather than the usual requirement that Synopsys provide such proof in the first instance.  However, none of these rulings resolves any of the claims made by Synopsys in the case and the trial judge or jury can reach their own conclusions based upon the evidence presented at trial.  We filed a motion for reconsideration of this order and in March 2003, the court denied our motion, concluding that it was barred on procedural grounds.  In January 2003, Synopsys filed a third amended complaint, which contained supplemental allegations but added no new claims or parties.  We have filed an answer denying Synopsys’ allegations.  In August 2003, Synopsys filed several motions for terminating sanctions against us, which were heard in January 2004 and the discovery referee has not yet ruled.  We oppose each of these motions and intend to file oppositions within the time permitted by law.  Synopsys has requested unspecified damages of at least $25 million, an injunction, a constructive trust on unspecified intellectual property belonging to us and other relief.  Further, in September 2003, Synopsys notified us that it reserves the right to seek up to $80 million in punitive damages with respect to claims for which punitive damages are allowed under California Civil Code Section 3294, and up to $50 million in punitive damages with respect to the trade secret claims under California Civil Code Section 3426.3(c).  This action is currently in discovery.  A trial date has not yet been set.

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

In May 2001, Synopsys filed a complaint in the United States District Court, Northern District of California, San Jose division (Case No. CO1-20423 PVT) against us, alleging that our HSIM software infringes U.S. Patent No. 5,878,053 entitled “Hierarchical Power Network Simulation and Analysis tool for reliability testing of Deep Submicron IC Designs” (the “053 patent”), which is purportedly assigned to Synopsys.  Since the case began, Synopsys has also alleged that our subsequently released HSIM 2.0 and LEXSIM products, infringe the 053 patent.  Synopsys has requested relief including damages from $4.1 million to $13.7 million and an injunction.  Synopsys has also requested that any damage award be trebled for alleged willful infringement.  In June 2001, we filed an answer to the complaint denying infringement of a valid, enforceable patent and asserting counterclaims.  We have since amended our counterclaims.  Our current counterclaims allege that, among other things, the 053 patent is invalid, unenforceable and not infringed and that Synopsys has violated federal antitrust and state unfair competition laws.

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

In June 2003, Synopsys filed a second complaint in the United States District Court, Northern District of California, San Francisco Division (Case No. C03-2664 RS) against us, alleging that the our products, including but not limited to HSIM and HANEX software products, infringe Synopsys U.S. Patent No. 6,249,898 entitled “Methods and Systems for Reliability Analysis of CMOS VLSI Circuits Based on Stage Partitioning and Node Activities” (the “898 Patent”).  In July 2003, we filed an answer denying that we infringe the 898 Patent and asserting as defenses that the 898 Patent is invalid and unenforceable.  We also brought a declaratory judgment counterclaim seeking judgment that the 898 Patent is not infringed by us and that the 898 Patent is invalid and unenforceable.  In August 2003, Synopsys filed a motion to dismiss these defenses and counterclaims on the ground that we are barred from contesting the validity and enforceability of the 898 Patent based on the doctrine of assignor estoppel.  Synopsys’ motion also sought to strike our defenses of laches, patent misuse and unclean hands on the ground that we had not pleaded them with sufficient particularity.  We opposed Synopsys’ motions.  In October 2003, the court denied Synopsys’ motion to dismiss and strike the invalidity and unenforceability defenses and counterclaims and granted Synopsys’ motion to strike the laches, patent misuse and unclean hands defenses with leave to amend the pleadings.  The court has set the case for trial beginning on April 25, 2005.

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

On July 1, 2003, a purported derivative complaint was filed against us and our directors in the United States District Court for the Northern District of California.  This complaint alleged violations of California Corporations Code Section 25402, breach of fiduciary duty, waste of corporate assets and unjust enrichment based generally on the facts and circumstances alleged in the Synopsys litigations.  The complaint seeks equitable relief and an unspecified amount of damages on behalf of Nassda.  In October 2003 we and our directors filed motions to dismiss the complaint or, in the alternative, to stay the complaint.  Plaintiff filed oppositions to these motions on November 7, 2003.  We and our directors filed reply briefs on November 21, 2003.  The judge presiding over the derivative complaint dismissed the complaint in January 2004, finding that the allegations were not ripe for consideration.  Under the Federal Rules of Appellate Procedure, plaintiff may appeal the Court’s decision.

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

Our software is used to simulate and analyze complex nanometer-scale semiconductor designs.  Our competitors in the electronics design automation industry who offer products that are used for other segments of the semiconductor design process often bundle their products together to offer discounts on products competitive with those we offer, making those products extremely attractive for our customers or potential customers to use.  In addition, based on our experience, these competitors may not support our effort to integrate our software into their existing software.  These competitors include such companies as Cadence Design Systems, Inc., Synopsys and Mentor Graphics Corporation.  Since these competitors offer a more comprehensive range of products than we do, they are often able to respond more quickly or price more effectively to take advantage of new or changing opportunities and respond to new technologies and customer requirements.  We cannot assure you that we will be able to compete successfully in such environments.  If we lose such opportunities to our competitors, our results of operations could be harmed significantly.

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

Purchases of licenses of our software are largely dependent upon the commencement of new design projects by semiconductor manufacturers and their customers, the number of design engineers and the increasing complexity of designs.  Since late 2000, the semiconductor industry has experienced a sharp decline in orders and revenue and many companies have reduced the number of design engineers and/or design projects.  The outlook for the electronics industry is uncertain and we cannot predict whether the current slow recovery will continue or the downturn will return.  Many semiconductor manufacturers and vendors of products incorporating semiconductors had announced earnings shortfalls and employee layoffs and we have not seen meaningful recovery in the job market.

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

Approximately 69.5% and 75.6% of our total revenue for the three months ended December 31, 2003 and 2002, respectively, was from our direct sales efforts.  Our software requires sophisticated sales efforts by experienced and knowledgeable personnel.  Competition for these individuals is intense due to the limited number of people available with the necessary sales experience and technical understanding of electronic design automation products.  Hiring customer service and support personnel is also very competitive in our industry due to the limited number of people available with the necessary technical skills.  Our sales and support staff consisted of 45 persons as of December 31, 2003.  If we are unable to successfully train and integrate sales and support personnel and continue to identify, hire, train and retain new qualified individuals, our revenue may not grow.

If we are unable to attract and retain qualified research and development personnel, our business will suffer.

There are a limited number of qualified software engineer and research and development personnel with the necessary experience and understanding of complex nanometer-scale semiconductor design products in the San Francisco Bay Area, where our primary facility is located.  The scarcity of qualified persons may cause us to incur higher salary costs or require us to provide larger stock option grants.  We have a small research and development facility in Taiwan, out of which five of our engineers currently operate, to broaden the pool of software engineers from which we can recruit.  We cannot assure you that this strategy will help us satisfy our need for qualified personnel.  Further, we may encounter other difficulties with managing geographically separate research and development activities.  If we fail to attract, motivate and retain engineers and research and development personnel, we may be unable to develop or enhance our software, meet the demands of our customers in a timely manner or remain competitive and our business would suffer.

Because we rely on distributors for a large portion of our revenue, our revenue could decline if our existing distributors do not continue to purchase software licenses from us or represent us in those markets.

A majority of our sales outside North America and Europe are conducted through distributors.  Sales by our distributors accounted for approximately 30.5% and 24.4% of our total revenue in the three months ended December 31, 2003 and 2002, respectively.  We rely on Marubeni Solutions as the exclusive distributor of our software in Japan.  Sales to Marubeni Solutions accounted for 17.8% and 14.2% of our total revenue in the three months ended December 31, 2003 and 2002, respectively.  We cannot be certain that we will be able to attract distributors that market our software effectively or provide timely and cost effective user support and service.  Further, our agreements with our distributors do not obligate the distributor to purchase any amount of licenses of our software or sell licenses of our software.  Consequently, one or more of our distributors may not continue to represent our software or devote a sufficient amount of effort and resources to selling our licenses of software in their territories.  We may from time to time be forced to terminate relationships with distributors who do not maintain an appropriate level of sales.  We may also decide to sell our software in a particular territory directly and terminate relationships with a particular distributor.  As a result, our sales in a given territory may decrease substantially or cease until a suitable replacement distributor can be found or we are able to establish or provide adequate sales and support efforts for that territory.  Even if we are successful in selling licenses of our software through new distributors, the rate of growth of our total revenue could be harmed if our existing distributors do not continue to sell licenses of our software.

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

•      the number of orders received for perpetual licenses versus time-based licenses; and

•      the special terms and conditions in the orders received which may cause revenue deferral under our revenue recognition policies.

Commissions represent a significant portion of our sales force compensation, which is structured to encourage sales closures prior to fiscal year end.  As a result, we expect that sales efforts will intensify in the fourth fiscal quarter, which could result in our revenue being flat or slightly lower in the first and second quarters of the subsequent fiscal year.

It is difficult for us to evaluate the degree to which these factors may reduce our sales because our revenue growth historically had masked the impact of these factors.  In addition, most of our costs are relatively fixed in the short term and our business may not grow rapidly enough to absorb the costs of our personnel and facilities.  As a result, we may be unable to reduce our expenses to avoid or minimize the negative impact on our quarterly operating results if anticipated revenue is not realized.  For example, for the three months ended March 31, 2003, our revenue and earnings fell short of our previous guidance and market expectation and we revised our guidance for the quarter ended June 30, 2003 and fiscal 2003 to project much lower revenue and earnings than previously given, which negatively impacted the trading price of our common stock.  Although we were able to achieve revenue and earnings results that met the revised guidance for the remaining quarters of fiscal 2003 and the first quarter of fiscal 2004, we did not see any meaningful improvements in our customers’ spending pattern and our outlook continues to be cautious.  These trends could materially affect our quarter to quarter operating results, which could negatively impact our stock price.

We may not succeed in creating market acceptance for LEXSIM, CRITIC and HANEX, and our operating results may decline as a result.

We released our second major product, LEXSIM, in May 2002, our third product, CRITIC, in December 2002 and our fourth product, HANEX, in May 2003.  To date, LEXSIM, CRITIC and HANEX have accounted for only an immaterial portion of our revenues.  Even though we do not expect LEXSIM, CRITIC or HANEX to account for a meaningful percentage of our total revenue until fiscal 2005, our future growth and profitability could be affected by our ability to increase sales of these new products.  Furthermore, marketing new products requires significant additional expenses and resources.  If we fail to market them successfully, our profitability may decline.

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

Our sales cycle, or the period between our initial contact with a potential customer and the customer’s purchase of a license of our software, generally ranges from three to six months but may be longer, particularly in the current challenging economic condition.  We cannot predict the exact length of our sales cycle, which at times has exceeded six months.  The unpredictability of our sales cycle makes it difficult to plan our expenses and forecast our results of operations for any given period.  If we do not correctly predict the timing of our customers’ purchases, the amount of revenue we recognize in a given quarter could be negatively impacted, which could harm our operating results.  Our sales cycle may lengthen because of several factors, including:

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

If we were to experience a delay in our orders, it could harm our ability to meet our forecasts or investors’ expectations for a given quarter and ultimately result in the decrease of our stock price.  Further, if our sales cycle unexpectedly lengthens in general, it would adversely affect the timing of our revenue recognition, which could cause us not to meet market expectations and cause our stock price to suffer.  For instance, for the three months ended March 31, 2003 and June 30, 2003, our revenue decreased as compared to the previous quarters because we experienced longer sales cycles, which negatively impacted our ability to receive orders and recognize revenue.

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

In any potential dispute involving our intellectual property, our customers and strategic partners could also become the target of litigation.  This could trigger our technical support and indemnification obligations in our license agreements, which could result in substantial expense to us.  In addition to the time and expense required for us to supply such support or indemnification to our customers and strategic partners, any such litigation could severely disrupt or shut down the business of our customers and strategic partners, which in turn could hurt our relations with our customers and strategic partners, result in potential claims for damages and cause licenses for our software to decrease substantially.

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

Customers outside North America accounted for 39.7% and 39.4% of our total revenue in the three months ended December 31, 2003 and 2002, respectively.  We plan to increase our international sales activities, but we have limited experience marketing and directly licensing our software internationally.

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

•      potential industry partners attempt to restrict our ability to enter into relationships with their competitors; or

•      potential leading electronic design automation tool provider partners develop or acquire competitive products.

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

Large electronic design automation vendors, such as Cadence, Mentor Graphics or Synopsys, may acquire or establish cooperative relationships with our other current competitors, including private companies.  For example, Synopsys acquired Numerical Technologies, Inc., a provider of sub-wavelength lithography-enabling technology, in February 2003, and InnoLogic Systems, Inc., a provider of memory and full-custom equivalence checking technology, in June 2003.  Because large electronic design automation vendors have significant financial and organizational resources, they may be able to further penetrate our markets by leveraging the technology and expertise of smaller companies and utilizing their own extensive distribution channels.  We expect that the electronic design automation product industry will continue to consolidate.  For example, Cadence completed its acquisition of Celestry Design Technologies, Inc., a provider of silicon modeling and circuit simulation tools, in January 2003, Get2Chip, Inc., a provider of advanced nanometer-scale synthesis technology, in April 2003, Verplex Systems, Inc., a provider of formal verification electronic design software, in August 2003 and Q Design Automation, Inc., a provider of solutions for migrating and optimizing IC layout, in January 2004.  It is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share, which would harm our business and financial prospects.

We may not be able to compete effectively if our software is delayed or does not incorporate new required features.

Our future success depends on our ability to enhance existing software, develop and introduce new products, satisfy user requirements, meet industry standards and achieve market acceptance.  We may not successfully identify new product opportunities or develop and bring new products to market in a timely and cost effective manner.  Significant delays in our new software releases or significant problems or delays in enhancing existing products to keep pace with new design techniques for complex nanometer-scale semiconductors could seriously damage our business.  We have, from time to time, experienced delays in the scheduled introduction of new and enhanced software and we may experience similar delays in the future.  For example, in early 2001 we experienced delays in the development of a new product, which caused us to revise our expected release date for this product by several months.  More recently, we have also delayed the release of another product in order to allow for an extended beta testing period and experienced much slower market acceptance of our new products than expected.  We cannot assure you that we will not experience additional difficulties that could delay or prevent the successful development, introduction and marketing of this software or that our new software and product enhancements will achieve market acceptance.  If we are unable to develop, introduce and successfully market new or enhanced software in a timely manner in response to changing market conditions or customer requirements, our business, operating results and financial condition may be harmed.

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

Our common stock is subject to substantial price and volume fluctuations due to a number of factors, many of which are beyond our control, and those fluctuations and limited trading volumes may prevent our stockholders from reselling our common stock at a profit.

The securities markets have experienced extreme price and volume fluctuations recently and the market prices of the securities of technology companies have been especially volatile.  This market volatility, as well as general economic or political conditions, could reduce the market price of our common stock regardless of our operating performance.  In addition, our operating results could be below the expectations of investment analysts and investors and, in response, the market price of our common stock may decrease significantly and prevent investors from reselling their shares of our common stock at or above the price at which they purchased the shares.  Due to a majority of the outstanding common stock being owned by our founders and employees, we have limited day-to-day trading volumes, which may also cause our stock prices to experience higher volatility and prevent our stockholders from selling our common stock at a profit.  For example, in April 2003 we reported our financial results for the three months ended March 31, 2003, which were below previous guidance and market expectations.  As a result, the stock price of our common stock was adversely impacted.

Our growth could place a significant strain on our management systems and resources and we may be unable to effectively control our costs and implement our business strategies as a result.

Our total number of employees was 106 as of December 31, 2003, and we expect our headcount to double over the next 18 to 24 months.  Our productivity and the quality of our software may be adversely affected if we do not integrate, train and motivate our new employees quickly and effectively and manage our resources efficiently.  We also cannot be sure that our revenue will continue to grow at a sufficient rate to absorb the costs associated with the increased personnel.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We develop products primarily in the United States and sell those products primarily in North America, Europe and Japan.  Our revenue for sales outside of North America was approximately 39.7% in the three months ended December 31, 2003 and 39.4% in the three months ended December 31, 2002.  As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets.  As all of our sales are currently made in United States dollars, a strengthening of the United States dollar could make our software less competitive in foreign markets.

Our interest income is sensitive to changes in the general level of United States interest rates, particularly since the majority of our investments are in short-term instruments.  We expect that our interest income will be negatively affected by recent declines in short-term interest rates.  A sensitivity analysis assuming a hypothetical 10% movement in interest rates applied to our cash equivalent and short-term investments balances at December 31, 2003 would change interest income by approximately $100,000 on an annual basis.  However, due to the nature of our short-term investments, we have concluded that we do not have material market risk exposure.

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

As of December 31, 2003, our cash, cash equivalents and short-term investments consisted primarily of demand deposits, money market funds and corporate notes held by large institutions in the United States and agency securities of the United States government and state municipalities.

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

(b) Changes in internal controls.

There were no significant changes in our internal control over financial reporting during the period covered by this Quarterly Report that had materially affected our internal control over financial reporting.

PART II - OTHER INFORMATION

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

In February 2000, Synopsys filed a complaint in the Superior Court of the State of California in the County of Santa Clara (Case No. CV787950) against us and Dr. Deng, our President.  The complaint alleged breach of contract, breach of fiduciary trust, diversion of corporate opportunity and constructive trust.  In September 2001, Synopsys filed its second amended complaint, which added claims of inducing/aiding and abetting breach of fiduciary duty, including/aiding and abetting diversion of corporate opportunity, misappropriation of trade secrets, civil conspiracy, breach of confidence and unfair competition, and added as individual defendants Dr. Wang and our four other founders.  In September 2002, Synopsys filed a supplemental second amended complaint that contained supplemental allegations but added no new claims or parties.  In January 2003, the discovery referee issued orders creating rebuttable presumptions in favor of Synopsys on certain evidentiary issues to sanction us for erasure of certain computer files requested in discovery by Synopsys.  These rulings mean that we must prove at trial that we did not take or use Synopsys’ source code or other confidential information, rather than the usual requirement that Synopsys provide such proof in the first instance.  However, none of these rulings resolves any of the claims made by Synopsys in the case and the trial judge or jury can reach their own conclusions based upon the evidence presented at trial.  We filed a motion for reconsideration of this order and in March 2003, the court denied our motion, concluding that it was barred on procedural grounds.  In January 2003, Synopsys filed a third amended complaint, which contained supplemental allegations but added no new claims or parties.  We have filed an answer denying Synopsys’ allegations.  In August 2003, Synopsys filed several motions for terminating sanctions against us, which were heard in January 2004 and the discovery referee has not yet ruled.  We oppose each of these motions and intend to file oppositions within the time permitted by law.  Synopsys has requested unspecified damages of at least $25 million, an injunction, a constructive trust on unspecified intellectual property belonging to us and other relief.  Further, in September 2003, Synopsys notified us that it reserves the right to seek up to $80 million in punitive damages with respect to claims for which punitive damages are allowed under California Civil Code Section 3294, and up to $50 million in punitive damages with respect to the trade secret claims under California Civil Code Section 3426.3(c).  This action is currently in discovery.  A trial date has not yet been set.

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

In May 2001, Synopsys filed a complaint in the United States District Court, Northern District of California, San Jose division (Case No. CO1-20423 PVT) against us, alleging that our HSIM software infringes U.S. Patent No. 5,878,053 entitled “Hierarchical Power Network Simulation and Analysis tool for reliability testing of Deep Submicron IC Designs” (the “053 patent”), which is purportedly assigned to Synopsys.  Since the case began, Synopsys has also alleged that our subsequently released HSIM 2.0 and LEXSIM products, infringe the 053 patent.  Synopsys has requested relief including damages from $4.1 million to $13.7 million and an injunction.  Synopsys has also requested that any damage award be trebled for alleged willful infringement.  In June 2001, we filed an answer to the complaint denying infringement of a valid, enforceable patent and asserting counterclaims.  We have since amended our counterclaims.  Our current counterclaims allege that, among other things, the 053 patent is invalid, unenforceable and not infringed and that Synopsys has violated federal antitrust and state unfair competition laws.

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

In June 2003, Synopsys filed a second complaint in the United States District Court, Northern District of California, San Francisco Division (Case No. C03-2664 RS) against us, alleging that the our products, including but not limited to HSIM and HANEX software products, infringe Synopsys U.S. Patent No. 6,249,898 entitled “Methods and Systems for Reliability Analysis of CMOS VLSI Circuits Based on Stage Partitioning and Node Activities” (the “898 Patent”).  In July 2003, we filed an answer denying that we infringe the 898 Patent and asserting as defenses that the 898 Patent is invalid and unenforceable.  We also brought a declaratory judgment counterclaim seeking judgment that the 898 Patent is not infringed by us and that the 898 Patent is invalid and unenforceable.  In August 2003, Synopsys filed a motion to dismiss these defenses and counterclaims on the ground that we are barred from contesting the validity and enforceability of the 898 Patent based on the doctrine of assignor estoppel.  Synopsys’ motion also sought to strike our defenses of laches, patent misuse and unclean hands on the ground that we had not pleaded them with sufficient particularity.  We opposed Synopsys’ motions.  In October 2003, the court denied Synopsys’ motion to dismiss and strike the invalidity and unenforceability defenses and counterclaims and granted Synopsys’ motion to strike the laches, patent misuse and unclean hands defenses with leave to amend the pleadings.  The court has set the case for trial beginning on April 25, 2005.

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

On July 1, 2003, a purported derivative complaint was filed against us and our directors in the United States District Court for the Northern District of California.  This complaint alleged violations of California Corporations Code Section 25402, breach of fiduciary duty, waste of corporate assets and unjust enrichment based generally on the facts and circumstances alleged in the Synopsys litigations.  The complaint seeks equitable relief and an unspecified amount of damages on behalf of Nassda.    In October 2003 we and our directors filed motions to dismiss the complaint or, in the alternative, to stay the complaint.  Plaintiff filed oppositions to these motions on November 7, 2003.  We and our directors filed reply briefs on November 21, 2003.  The judge presiding over the derivative complaint dismissed the complaint in January 2004, finding that the allegations were not ripe for consideration.  Under the Federal Rules of Appellate Procedure, plaintiff may appeal the Court’s decision.

ITEM 5.  OTHER INFORMATION

On January 15, 2003, our board of directors appointed Bernard Aronson, Yen-Son Huang and Edward C.V. Winn as members of the compensation committee of our board of directors.  Each of Messrs. Aronson, Huang and Winn is independent under the National Association of Securities Dealers’ listing standards.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

	Exhibit 31	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	Exhibit 32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

We furnished a current report on Form 8-K on October 28, 2003 in connection with our earnings release.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NASSDA CORPORATION

February 5, 2004

	By:	/s/ Sang S. Wang
Sang S. Wang
Chief Executive Officer and Chairman
(Principal Executive Officer)

	By:	/s/ Tammy S. Liu
Tammy S. Liu
Vice President of Finance and Administration and Chief Financial Officer
(Principal Financial and Accounting Officer)