Form 10-Q
period 2004-03-31
NASSDA CORP
filed 2004-04-30
CIK 1157624

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

or

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

Yes ☒   No ☐

At April 28, 2004, 26,499,821 shares of common stock of the registrant were outstanding.

NASSDA CORPORATION

PART I - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

NASSDA CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31, 2004	September 30, 2003 (1)
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$58,845	$53,145
Short-term investments	37,310	39,020
Accounts receivable, net of allowances of $82 and $92 at March 31, 2004 and September 30, 2003, respectively	2,079	1,874
Prepaid expenses and other current assets	1,206	996
Deferred income taxes	2,595	2,568
Total current assets	102,035	97,603
Property and equipment, net	543	704
Other assets	1,133	1,165
Total assets	$103,711	$99,472

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$2,574	$230
Accrued liabilities	5,698	7,682
Deferred revenue	8,899	8,982
Total current liabilities	17,171	16,894
Deferred revenue	1,008	849
Other long-term liabilities	64	64
Total liabilities	18,243	17,807
Stockholders’ equity:
Common stock, par value $0.001: 110,000,000 shares authorized; 26,486,643 and 25,999,439 shares outstanding at March 31, 2004 and September 30, 2003, respectively	26	26
Additional paid-in capital	72,290	70,343
Deferred stock-based compensation	(589)	(1,117)
Accumulated other comprehensive loss	—	(4)
Retained earnings	13,741	12,417
Total stockholders’ equity	85,468	81,665
Total liabilities and stockholders’ equity	$103,711	$99,472

(1)          Derived from the audited consolidated balance sheet of Nassda Corporation as of September 30, 2003.

See accompanying notes to the condensed consolidated financial statements.

NASSDA CORPORATION

CONDENSED CONSOLIDATED INCOME STATEMENTS

(in thousands, except per share data)

	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2003	2004	2003
	(unaudited)
Revenue:
Product	$1,571	$3,211	$4,574	$7,843
Subscription	5,755	3,443	9,997	7,191
Maintenance	2,461	2,145	4,943	4,100
Total revenue	9,787	8,799	19,514	19,134
Cost of revenue:
Product	74	63	165	129
Subscription	104	84	209	170
Maintenance	259	197	485	398
Total cost of revenue	437	344	859	697
Gross profit	9,350	8,455	18,655	18,437
Operating expenses:
Research and development	2,010	1,706	4,042	3,235
Sales and marketing	2,662	2,873	5,340	5,749
General and administrative	3,623	2,414	7,397	4,878
Stock-based compensation*	218	248	442	496
Total operating expenses	8,513	7,241	17,221	14,358
Income from operations	837	1,214	1,434	4,079
Interest income	242	256	478	524
Other expense, net	(4)	(10)	(20)	(30)
Income before taxes	1,075	1,460	1,892	4,573
Provision for taxes	(323)	(438)	(568)	(1,528)
Net income	$752	$1,022	$1,324	$3,045

Earnings per share:
Basic	$0.03	$0.04	$0.05	$0.12
Diluted	$0.03	$0.04	$0.05	$0.11
Shares used in computing earnings per share:
Basic	26,251	24,889	26,104	24,626
Diluted	29,213	28,487	29,181	28,705

*Stock-based compensation includes:
Research and development	$95	$107	$194	$214
Sales and marketing	65	83	132	166
General and administrative	58	58	116	116
Total	$218	$248	$442	$496

See accompanying notes to condensed consolidated financial statements.

NASSDA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended March 31,
	2004	2003
	(unaudited)
Operating activities
Net income	$1,324	$3,045
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	241	245
Stock-based compensation	442	496
Deferred income taxes	5	(273)
Provision for bad debt	(10)	—
Changes in operating assets and liabilities:
Accounts receivable	(195)	1,229
Prepaid expenses and other current assets	(210)	(885)
Accounts payable	2,344	(504)
Accrued liabilities	(1,279)	797
Deferred revenue	76	1,387
Long-term liabilities	—	65
Net cash provided by operating activities	2,738	5,602

Investing activities
Purchase of short-term investments	(25,445)	(35,518)
Proceeds from maturity of short-term investments	27,159	33,234
Purchases of property and equipment	(80)	(382)
Other assets	—	(1)
Net cash provided by (used in) investing activities	1,634	(2,667)

Financing activities
Proceeds from issuance of common stock	1,328	1,326
Net cash provided by financing activities	1,328	1,326
Increase in cash and cash equivalents	5,700	4,261
Cash and cash equivalents, beginning of period	53,145	43,157
Cash and cash equivalents, end of period	$58,845	$47,418

Supplemental disclosure of cash flow information
Cash paid for income taxes	$479	$—

Supplemental schedule of non-cash activities
Unrealized gain on short-term investments	$4	$4
Deferred stock-based compensation reversal	$(86)	$—
Income tax benefit from employee stock transactions	$705	$1,385

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

•                  the license fee is fixed or determinable; and

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

For sales made through our distributors, we recognize revenue when the software has been sold to the end users and all other revenue recognition criteria have been met.  When the distributor is the primary obligor in the arrangement and has latitude in establishing prices and credit risk, we record revenue based on amounts invoiced to the distributor (rather than the amount invoiced by the distributor to the end users).  When we are the primary obligor in the arrangement and have latitude in establishing price and credit risk, we record revenue based on amounts invoiced to the end customer (with the related commissions paid to the distributors reported as sales and marketing expense).

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

Sales Commission Accrual and Expenses

Sales commissions are earned by our sales force for each order received, shipped and collected.  Based on our policies, sales commissions are paid upon booking and collection.  Commission rates increase as the sales person achieves a certain percentage of his or her annual quota.  We determine an estimated average annual commission rate during the first three fiscal quarters for purposes of accruing commissions.

We adjust the balance of the commission accrual and the actual commission expense at the end of each fiscal year based on each sales person’s actual commission rates.

Contingent Liabilities

We are subject to several legal proceedings and claims, the outcomes of which are subject to uncertainty (see Note 7).  Standard Financial Accounting Standards (SFAS) No. 5, Accounting for Contingencies, requires that an estimated loss from a loss contingency should be accrued by a charge to income if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably evaluated, taking into account the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss, among other factors.  Changes in these factors could materially impact our financial position or our results of operations.  We regularly evaluate current information available to us to determine whether such accruals should be recorded.  To date, we have not accrued any loss contingencies.

2.                                      Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average common shares outstanding of the period.  Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock.

During the three and six months ended March 31, 2004 and 2003, we had securities outstanding that could potentially dilute basic earnings per share in the future, but these securities were excluded in the computation of diluted earnings per share in such periods as their effect would have been antidilutive.  At March 31, 2004 and 2003, weighted average options to purchase 2.1 million and 2.2 million shares of common stock with a weighted average exercise price of $9.93 and $9.95, respectively, were excluded from the diluted net income per share computation.

The following table is a reconciliation of the numerators and denominators used in computing basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2003	2004	2003
Net income (numerator):	$752	$1,022	$1,324	$3,045
Shares (denominator):
Weighted average common shares outstanding	26,385	25,473	26,276	25,327
Weighted average common shares subject to repurchase	(134)	(584)	(172)	(701)
Shares used in basic computation	26,251	24,889	26,104	24,626
Weighted average common shares subject to repurchase	134	584	172	701
Common shares issuable upon exercise of stock options (treasury stock method)	2,828	3,014	2,905	3,378
Shares used in diluted computation	29,213	28,487	29,181	28,705
Basic earnings per share	$0.03	$0.04	$0.05	$0.12
Diluted earnings per share	$0.03	$0.04	$0.05	$0.11

3.                                      Comprehensive Income

The components of comprehensive income, net of tax, were as follows (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2003	2004	2003
Net income	$752	$1,022	$1,324	$3,045
Unrealized gain (loss) on investments	7	(6)	4	4
Comprehensive Income	$759	$1,016	$1,328	$3,049

4.                                      Bonuses and Management Compensation

During fiscal 2001, we accrued bonuses of $3.7 million earned by our employees for their services in fiscal 2001.  We paid approximately $2.0 million of these bonuses during fiscal 2002, with the majority of the amount paid in the first quarter of fiscal 2002.  In the first quarter of fiscal 2003, we paid $1.2 million of these bonuses with the remainder paid ratably over the balance of fiscal 2003.  These bonuses had been fully paid as of September 30, 2003.  In addition, our executive officers orally agreed that they would not receive their base salaries in fiscal 2002 and fiscal 2003.

During fiscal 2002, we accrued bonuses of $760,000 earned by our employees for their services in fiscal 2002.  In the first fiscal quarter of fiscal 2003, we paid $252,000 of these bonuses, with the remainder paid ratably through the first quarter of fiscal 2004.  These bonuses had been fully paid as of October 31, 2003.

In fiscal 2003, we accrued bonuses of $900,000 earned by our employees for their services in fiscal 2003. These bonuses were paid in December 2003. We also accrued bonuses of $175,000 earned by our employees for their services for the six months ended March 31, 2004.  In October 2003, the compensation committee of our board of directors reinstated the salaries of our executive officers and we expect to pay base salaries totaling approximately $743,000 to these officers in fiscal 2004.  As a result of our significant bonus accruals in fiscal 2001 and fiscal 2002 and the foregone salaries in fiscal 2002 and fiscal 2003, our compensation expense in fiscal 2004 may not be consistent with compensation expense in prior years.

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
$1,366

6.                                      Stock-based Awards

We account for our stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and all of its related interpretations.  Accordingly, compensation expense has been recognized in the consolidated financial statements for employee stock arrangements to the extent the fair value of the underlying common stock exceeds the exercise price of the stock options at the date of grant.  Deferred stock-based compensation of $2.5 million and $1.8 million was recorded during fiscal 2001 and fiscal 2000, respectively, for the excess of the fair value of the common stock underlying the options at the grant date over the exercise price of the options.  These amounts are being amortized on a straight-line basis over the vesting period, generally four years.  Amortization of deferred stock-based compensation related to employee grants was $442,000 and $496,000 for the six months ended March 31, 2004 and 2003, respectively.

We account for stock-based awards to non-employees in accordance with the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.”  Accordingly, we recognize the fair value for non-employee awards as stock compensation expense over the vesting terms of the awards.  There were no stock-based awards to non-employees or amortization of stock compensation expenses recognized previously for non-employees during the six months ended March 31, 2004 and 2003.

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

	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2003	2004	2003
Stock Option Plans:
Risk-free interest rate	3.15%	3.0%	3.17%	3.0%
Expected volatility	70%	90%	70%	90.0%
Expected life (in years)	4.5	4.5	4.5	4.5
Expected dividend	0.0%	0.0%	0.0%	0.0%

Employee Stock Purchase Plan:
Risk-free interest rate	1.0%	1.39%	1.0%	1.39%
Expected volatility	70%	90%	70%	90.0%
Expected life (in years)	1.0	2.0	1.0	2.0
Expected dividend	0.0%	0.0%	0.0%	0.0%

If the computed minimum values of our stock-based awards to employees had been amortized to expense over the period of the awards as specified under SFAS No. 123, our pro forma net income (loss),

basic income (loss) per share and diluted income (loss) per share under SFAS No. 123 (as compared to such items as reported) would have been as follows (in thousands, except per share amounts):

	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2003	2004	2003
Net income as reported	$752	$1,022	$1,324	$3,045
Add: stock based employee compensation expense included in reported net income, net of taxes	177	205	362	396
Less: stock-based employee compensation expense determined under fair value based method, net of taxes	(1,337)	(1,363)	(2,667)	(2,690)
Pro forma net income (loss)	$(408)	$(136)	$(981)	$751
Basic earnings (loss) per share:
As reported	$0.03	$0.04	$0.05	$0.12
Pro forma	$(0.02)	$(0.01)	$(0.04)	$0.03
Diluted earnings (loss) per share:
As reported	$0.03	$0.04	$0.05	$0.11
Pro forma	$(0.01)	$(0.01)	$(0.03)	$0.03

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

In June 2003, Synopsys filed a second complaint in the United States District Court, Northern District of California, San Francisco Division (Case No. C03-2664 RS) against us, alleging that the our products, including but not limited to HSIM and HANEX software products, infringe Synopsys U.S. Patent No. 6,249,898 entitled “Methods and Systems for Reliability Analysis of CMOS VLSI Circuits Based on Stage Partitioning and Node Activities” (the “898 Patent”).  In July 2003, we filed an answer denying that we infringe the 898 Patent and asserting as defenses that the 898 Patent is invalid and unenforceable.  We also brought a declaratory judgment counterclaim seeking judgment that the 898 Patent is not infringed by us and that the 898 Patent is invalid and unenforceable.  In August 2003, Synopsys filed a motion to dismiss these defenses and counterclaims on the ground that we are barred from contesting the validity and enforceability of the 898 Patent based on the doctrine of assignor estoppel.  Synopsys’ motion also sought to strike our defenses of laches, patent misuse and unclean hands on the ground that we had not pleaded them with sufficient particularity.  We opposed Synopsys’ motions.  In October 2003, the court denied Synopsys’

motion to dismiss and strike the invalidity and unenforceability defenses and counterclaims and granted Synopsys’ motion to strike the laches, patent misuse and unclean hands defenses with leave to amend the pleadings.  In March 2004, Synopsys filed a motion for partial summary judgment on the ground that we are barred from contesting the validity and enforceability of the 898 Patent based on the doctrine of assignor estoppel. In April 2004, the Court ruled that we are barred under the doctrine of assignor estoppel from asserting the 898 Patent is invalid or unenforceable by virtue of pre-assignment inequitable conduct. The court has set the case for trial beginning on April 25, 2005.

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

The terms of such obligations vary.  Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated.  Historically, we have not been obligated to make any significant payments for these obligations other than those in connection with defending our directors, officers and employees in the Synopsys litigation and derivative complaint, and no liabilities were recorded for these obligations on our balance sheet as of March 31, 2004.

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

8.                                      Recent Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued Interpretation 46 (“FIN 46”), Consolidation of Variable Interest Entities in January 2003, and a revised interpretation of FIN 46 (“FIN 46-R”).  FIN 46 requires certain variable interest entities (“VIEs”) to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  The provisions of FIN 46 are effective immediately for all arrangements entered into after January 31, 2003.  We have not invested in any entities that we believe are variable interest entities for which we are the primary beneficiary.  The adoption of FIN 46-R had no impact on our financial position, results of operations or cash flows.

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

In April 2004, we released the HSIMplus platform for the comprehensive simulation and analysis of high-performance analog, mixed-signal, memory and system-on-chip designs including important post-layout effects. The platform, based on version 5.0 of our HSIM hierarchical simulator, provides a new suite of analyses for ICs manufactured in 130 nanometer processes and below. These analyses address major concerns of nanometer IC designers including reliability of power and signal networks, the timing impact of dynamic voltage drop in power networks, dynamic crosstalk noise due to coupling capacitance and MOSFET device reliability.

Current Economic Environment

The general economic environment has been challenging over the last three years as the semiconductor industry experienced a prolonged economic downturn.  As a result, research and development capital budgets have been reduced substantially and at the same time, the numbers of design starts and potential users have decreased due to budget cuts and layoffs.  The electronic design automation (“EDA”) industry has endured this difficult period by providing flexible license structures and payment terms, such as time-based licenses with installment payments, competitive pricing, bundling/packaging of suites of tools and continuing to consolidate, especially large EDA vendors.  As a relatively small company in the EDA industry offering a limited number of products as compared to the large EDA vendors who offer products for the whole design flow, we have had to compete by creating leading technology and solutions, providing high levels of customer support, remaining flexible in licensing structure and payment terms and offering substantial discounts which lower our average selling prices.  More recently, there have been some improvements in the global economy and the semiconductor industry.  However, we have not experienced any material changes in our customers’ purchasing behavior and continue to believe that our customers will spend conservatively in calendar 2004 with tight control on their research and development budgets.

For the remainder of fiscal 2004, we expect to continue to experience longer sales cycles, pressure on average selling prices, flexible licensing structures and extended payment terms.  Nonetheless, we will maintain our focus in delivering our upcoming 5.0 release, increasing the adoption of our newer products, enhancing and executing our major account strategies in order to increase market penetration, expanding our worldwide organization cautiously while providing first class customer support and controlling costs to achieve continued profitability.

Our fiscal year ends on September 30.  Throughout this report we refer to the fiscal year ended September 30, 2003 as fiscal 2003, the fiscal year ending September 30, 2004 as fiscal 2004 and so on.

Sources of Revenue

We derive all of our revenue from software licensing and maintenance fees.  To date, we have derived substantially all of this revenue from the licensing and support of HSIM.  Even though, as a percent of total orders received, sales of other products other than HSIM have increased for the first half of fiscal 2004 as compared to fiscal 2003, we do not expect these other products to account for any meaningful percentage of our total revenue until fiscal 2005.  Our software does not require customization and generally does not require on-site implementation services.  As a result, we have not generated any professional service or consulting revenue.  We do not consider backlog to be a meaningful measure of future revenue because our customers can generally cancel orders without penalty.

Product Revenue — Perpetual Licenses

Perpetual license customers pay a one-time license fee and are entitled to use the software as long as they desire.  To receive support, periodic updates and new enhancements from us, perpetual license customers must purchase maintenance contracts.  .Prior to fiscal 2003, we generated the majority of our total revenue from perpetual licenses.  As more customers have been purchasing time-based licenses, product revenue as a percent of total revenue and in absolute dollars has decreased and accounted for only 16.1% and 23.5% of our total revenue for the three and six months ended March 31, 2004, respectively, as compared to 36.5% and 41.0% of our total revenue for the three and six months ended March 31, 2003.  We expect that over time product revenue will continue to decrease as a percent of our total revenue.

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

Quarterly Fluctuations

Through the fiscal quarter ended December 31, 2002, we achieved 13 quarters of sequential revenue growth.  Our revenue for the fiscal quarters ended March 31, 2003 and June 30, 2003 decreased sequentially but recovered in part and rose in each of the following quarters, including the quarter ended March 31, 2004.  We believe the prolonged economic slowdown and seasonal factors in our business have caused and will continue to cause both the total revenue and each of its components to fluctuate from quarter to quarter.  Our customers and prospective customers are controlling their spending in order to conserve capital and maintain or increase profitability, which causes extended sales cycles, smaller number of license purchases or decreased or canceled budgets and decreasing average selling prices.  Other seasonal factors include the mix between perpetual and time-based licenses, timing of the renewals of time-based licenses and maintenance, and payment terms, which may impact the timing of revenue recognition.  Further, commissions represent a significant portion of our sales force compensation, which is structured to encourage sales closures prior to fiscal year end.  As a result, we expect that sales efforts will intensify in the fourth fiscal quarter, which could result in our order receipts and revenue being lower in the first half of the subsequent fiscal year.

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

Operating Expenses

Since our inception in August 1998, we have incurred substantial costs to develop our technology and products, recruit and train personnel for our engineering, sales and marketing and technical support departments and establish an administrative organization.  We anticipate that our operating expenses will increase in the future as we fund more research and development projects, increase our sales and marketing operations both domestically and internationally, develop new sales channels, broaden our technical support and improve our operational and financial systems.  In fiscal 2002, fiscal 2003 and the six months ended March 31, 2004, legal fees and other expenses related to our litigation with Synopsys were $5.6 million, $7.8 million and $5.7 million, respectively.  We expect the cost of the Synopsys litigation to increase as we continue to defend ourselves vigorously and the lawsuits move toward trial.  Additionally, we also expect costs related to being a public company, such as directors’ and officers’ liability insurance, compliance with corporate governance rules adopted by The Nasdaq Stock Market and the Securities and Exchange Commission, professional fees and various filing fees to increase our general and administrative expenses.  We believe that our operating expenses will continue to grow in absolute dollars in future periods although the rate of growth in expenses from period to period may vary.  We expect, however, that as a percent of revenue, operating expenses will fluctuate from quarter to quarter depending primarily upon the rate of growth in revenue.  We will need to generate significant revenue in the future to maintain profitability.

To increase market share in international locations and better serve our customers, we plan to further expand our international operations selectively.  As a result of these investments in our international operations, we may experience an increase in cost of sales and other operating expenses disproportionate to revenue from those operations.

In fiscal 2002, we accrued bonuses of an aggregate of $760,000 earned by our employees for their services in fiscal 2002.  These bonuses were paid over time on specified schedules and were paid in full as of October 31, 2003.  In fiscal 2003, we accrued bonuses of an aggregate of $900,000 earned by our employees for their services in fiscal 2003.  These bonuses were paid in full as of December 31, 2003.  We also accrued bonuses of $175,000 earned by our employees for their services for the six months ended March 31, 2004.  In addition, our executive officers orally agreed that they would not receive their base salaries in fiscal 2002 and fiscal 2003.  In October 2003, the compensation committee of our board of directors reinstated the salaries of our executive officers and we expect to pay base salaries totaling approximately $743,000 to these officers in fiscal 2004.  As a result of our significant bonus accruals in fiscal 2001 and fiscal 2002 and the foregone salaries in fiscal 2002 and fiscal 2003, our compensation expense in fiscal 2004 may not be consistent with compensation expense in prior years and compensation expense in prior years may not be indicative of future periods.

Stock-Based Compensation

We did not record any deferred stock-based compensation in fiscal 2002, fiscal 2003 or in the six months ended March 31, 2004.  We have been amortizing stock-based compensation recorded previously over the vesting period of the related options, which is generally four years.  We amortized $1.0 million and $955,000 of stock-based compensation in fiscal 2002 and fiscal 2003, respectively.  During the three and six months ended March 31, 2004, we recognized aggregate stock-based compensation expense of approximately $218,000 and $442,000, respectively.  We expect aggregate stock-based compensation expense of approximately $354,000 during the remainder of fiscal 2004 and approximately $235,000 during fiscal 2005.

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

•                  the license fee is fixed or determinable; and

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

Sales Commission Accrual and Expenses

Sales commissions are earned by our sales force for each order received, shipped and collected.  Based on our policies, sales commissions are paid upon booking and collection.  Commission rates increase as the sales person achieves a certain percentage of his or her annual quota.  We determine an estimated average annual commission rate during the first three fiscal quarters for purposes of accruing commissions.  We adjust the balance of the commission accrual and the actual commission expense at the end of each fiscal year based on each sales person’s actual commission rates.

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

	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2003	2004	2003
Revenue:
Product	16.1%	36.5%	23.5%	41.0%
Subscription	58.8	39.1	51.2	37.6
Maintenance	25.1	24.4	25.3	21.4
Total revenue	100.0	100.0	100.0	100.0
Cost of revenue:
Product	0.8	0.7	0.8	0.7
Subscription	1.1	1.0	1.1	0.9
Maintenance	2.6	2.2	2.5	2.1
Total cost of revenue	4.5	3.9	4.4	3.7
Gross profit	95.5	96.1	95.6	96.3
Operating expenses:
Research and development	20.5	19.4	20.7	16.9
Sales and marketing	27.2	32.7	27.4	30.0
General and administrative	37.0	27.4	37.9	25.5
Stock-based compensation	2.2	2.8	2.3	2.6
Total operating expenses	86.9	82.3	88.3	75.0
Income from operations	8.6	13.8	7.3	21.3
Interest income	2.4	2.9	2.4	2.7
Other expense, net	—	(0.1)	—	(0.1)
Income before taxes	11.0	16.6	9.7	23.9
Provision for taxes	(3.3)	(5.0)	(2.9)	(8.0)
Net income	7.7%	11.6%	6.8%	15.9%

Three and Six Months Ended March 31, 2004

Revenue

Total Revenue.  Our revenue consists of product, subscription and maintenance revenue.  Total revenue increased by 11.2%, or $988,000, to $9.8 million in the three months ended March 31, 2004 from $8.8 million for the three months ended March 31, 2003, and increased by 2.0%, or $380,000, to $19.5 million for the six months ended March 31, 2004 from $19.1 million for the six months ended March 31, 2003.  The increases were attributable to an increase in our end user base, resulting in substantial growth in subscription and maintenance revenue, partially offset by decreases in additional perpetual license sales.

Revenue from sales outside of North America accounted for 39.8% and 37.9% of total revenue for the three months ended March 31, 2004 and 2003, respectively, and 39.7% and 38.8% of total revenue for the six months ended March 31, 2004 and 2003, respectively.  The percent of total revenue from outside of North America increased due to revenue from outside of North America growing at a faster rate than domestic revenue, particularly from Japan.  Revenue from Japan was 20.0% and 14.8% of our total revenue in the three months ended March 31, 2004 and 2003, respectively, and 18.9% and 14.5% of total revenue for the six months ended March 31, 2004 and 2003, respectively.  No other country outside North America accounted for more than 10% of our total revenue in any of these periods.  We expect that revenue from sales outside of North America will continue to account for a significant portion of our total revenue in the future.

Marubeni Solutions, our exclusive distributor for Japan, accounted for approximately 20.0% and 14.8% of our total revenue for the three months ended March 31, 2004 and 2003, respectively, and 18.9% and 14.5% of total revenue for the six months ended March 31, 2004 and 2003, respectively.  Broadcom Corporation accounted for approximately 10.3% and 12.9% of our total revenue for the three months ended March 31, 2004 and the six months ended March 31, 2003, respectively.  No other direct customer or distributor accounted for more than 10% of our total revenue during any of these periods.

Deferred revenue includes perpetual license fees for which all of the revenue recognition criteria had not been met, time-based license fees that have been invoiced and due for which we recognize revenue ratably over the term of the license period, and maintenance fees on perpetual licenses for which we also recognized revenue ratably over the term of the maintenance period.  Our total short term and long term deferred revenue increased to $9.9 million as of March 31, 2004 from $9.8 million as of September 30, 2003 and from $7.5 million as of March 31, 2003.  We expect deferred revenue to fluctuate from quarter to quarter due to the number of additional time-based license purchases, the timing of renewals of time-based licenses and maintenance and their respective payment terms.  Additionally, deferred revenue may not increase if more customers prefer quarterly payments for time-based licenses and maintenance.

Product Revenue.  Product revenue decreased by 51.1%, or $1.6 million, to $1.6 million for the three months ended March 31, 2004 from $3.2 million for the three months ended March 31, 2003, and decreased by 41.7%, or $3.3 million, to $4.6 million for the six months ended March 31, 2004 from $7.8 million for the six months ended March 31, 2003.  These decreases were primarily due to more customers, particularly major accounts, purchasing time-based licenses as compared to perpetual licenses.  As a percent of total revenue, product revenue decreased to 16.1% for the three months ended March 31, 2004 from 36.5% for the three months ended March 31, 2003, and decreased to 23.5% for the six months ended March 31, 2004 from 41.0% for the six months ended March 31, 2003, as the sales of perpetual licenses was outpaced by growth in the sales of time-based licenses.

Subscription Revenue.  Subscription revenue increased by 67.2%, or $2.3 million, to $5.8 million for the three months ended March 31, 2004 from $3.4 million for the three months ended March 31, 2003, and increased by 39.0%, or $2.8 million, to $10.0 million for the six months ended March 31, 2004 from $7.2 million for the six months ended March 31, 2003.  The increases were primarily due to new customers purchasing time-based licenses, as well as existing customers purchasing additional time-based licenses and renewing their expired time-based licenses.  As a percent of total revenue, subscription revenue rose to 58.8% for the three months ended March 31, 2004 from 39.1% for the three months ended March 31, 2003, and rose to 51.2% for the six months ended March 31, 2004 from 37.6% for the six months ended March 31, 2003.  We expect time-based licenses to account for an increasing proportion of total revenue in the future.

Maintenance Revenue.  Maintenance revenue increased by 14.7%, or $316,000, to $2.5 million for the three months ended March 31, 2004 from $2.1 million for the three months ended March 31, 2003, and increased by 20.6%, or $843,000, to $4.9 million for the six months ended March 31, 2004 from $4.1 million for the six months ended March 31, 2003.  The increases in maintenance revenue were due to the increase in the number of perpetual licenses in the installed base.  As a percent of total revenue, maintenance revenue decreased to 25.1% for the three months ended March 31, 2004 from 24.4% for the three months ended March 31, 2003, and increased to 25.3% for the six months ended March 31, 2004 from 21.4% for the six months ended March 31, 2003.  We expect maintenance revenue to vary as a percent of total revenue based on the growth rate of product revenue relative to subscription revenue and the number of customers renewing annual maintenance.  If maintenance revenue increases as a percent of total revenue, our gross profit as a percent of total revenue, or gross margin, may decrease because of lower margins on maintenance revenue than product revenue due to incremental maintenance support costs.

Cost of Revenue

Cost of Product Revenue.  Cost of product revenue consists primarily of royalties due from us to third parties under original equipment manufacturer arrangements.  We incur only minimal costs to deliver our software as the product and documentation are primarily sent electronically.  Our cost of product revenue increased by 17.5%, or $11,000, to $74,000 for the three months ended March 31, 2004 from $63,000 for the three months ended March 31, 2003, and increased by 27.9% or $36,000, to $165,000 for the six months ended March 31, 2004 from $129,000 for the six months ended March 31, 2003, due to an increase in the sublicensing of third-party products.  As a percent of total revenue, the cost of product revenue increased slightly to 0.8% for the three and six months ended March 31, 2004 from 0.7% for the three and six months ended March 31, 2003.  We expect the cost of product revenue as a percent of total revenue to continue to vary based on the sales of third-party products.

Cost of Subscription Revenue.  Cost of subscription revenue consists primarily of personnel and allocated overhead expenses for support of time-based licenses.  Our cost of subscription revenue increased by 23.8%, or $20,000, to $104,000 for the three months ended March 31, 2004 from $84,000 for the three months ended March 31, 2003, and increased by 22.9% or $39,000, to $209,000 for the six months ended March 31, 2004 from $170,000 for the six months ended March 31, 2003.  The increases in cost of subscription revenue were primarily due to the increase in personnel and other costs associated with the support of a larger number of time-based licenses.  As a percent of total revenue, the cost of subscription revenue increased slightly to 1.1% for the three and six months ended March 31, 2004 from 1.0% for the three months ended March 31, 2003 and 0.9% for the six months ended March 31, 2003.  We expect the absolute dollar amount of the cost of subscription revenue to increase over the next 12 months.

Cost of Maintenance Revenue.  Cost of maintenance revenue consists primarily of personnel and other expenses related to providing maintenance support to our customers who purchase perpetual licenses.  Our cost of maintenance revenue increased by 31.5%, or $62,000, to $259,000 for the three months ended March 31, 2004 from $197,000 for the three months ended March 31, 2003, and increased by 21.9%, or $87,000, to $485,000 for the six months ended March 31, 2004 from $398,000 for the six months ended March 31, 2003.  The increases in cost of maintenance revenue were primarily due to increased hiring of dedicated support personnel to provide support to a growing installed user base.  As a percent of total revenue, the cost of maintenance revenue increased to 2.6% for the three months ended March 31, 2004 from 2.2% for the three months ended March 31, 2003, and increased to 2.5% for the six months ended March 31, 2004 from 2.1% for the six months ended March 31, 2003.  The increase in the cost of maintenance revenue as a percent of total revenue was primarily due to the additional resources required in supporting an increasing number of perpetual licensees.  We expect that the absolute dollar amount of cost of maintenance revenue will grow in the next 12 months as we continue to increase support for our growing base of domestic and international customers.

Operating Expenses

Research and Development.  Research and development expenses consist of engineering costs to develop new products, enhance existing products and perform quality assurance activities.  Our research and development expenses increased by 17.8%, or $304,000, to $2.0 million for the three months ended March 31, 2004 from $1.7 million for the three months ended March 31, 2003, and increased by 24.9%, or $807,000, to $4.0 million for the six months ended March 31, 2004 from $3.2 million for the six months ended March 31, 2003.  The increases in research and development expenses were primarily due to the hiring of additional research and development personnel.  Research and development headcount increased to 48 at March 31, 2004 from 43 at March 31, 2003.  As a percent of total revenue, research and development expenses increased to 20.5% in the three months ended March 31, 2004 from 19.4% in the three months ended March 31, 2003, and increased to 20.7 % in the six months ended March 31, 2004 from 16.9% in the six months ended March 31, 2003.  We anticipate that research and development expenses will continue to increase in absolute dollars in the future.

Sales and Marketing.  Sales and marketing expenses consist primarily of salaries, commissions, travel, promotional and advertising costs.  Our sales and marketing expenses decreased by 7.3%, or $211,000, to $2.7 million for the three months ended March 31, 2004 from $2.9 million for the three months ended March 31, 2003, and decreased by 7.1%, or $409,000, to $5.3 million for the six months ended March 31, 2004 from $5.7 million for the six months ended March 31, 2003.  As a percent of total revenue, sales and marketing expenses decreased to 27.2% in the three months ended March 31, 2004 from 32.7% in the three months ended March 31, 2003, and decreased to 27.4% in the six months ended March 31, 2004 from 30.0% in the six months ended March 31, 2003.  The decreases were primarily due to lower professional, marketing and tradeshow related expenses.  We expect that sales and marketing expenses will increase in absolute dollars in future periods as we further expand our global sales and support organization.

General and Administrative.  General and administrative expenses include corporate, finance, human resource, administrative, legal and consulting expenses.  Our general and administrative expenses increased by 50.1%, or $1.2 million, to $3.6 million for the three months ended March 31, 2004 from $2.4 million for the three months ended March 31, 2003, and increased by 51.6%, or $2.5 million, to $7.4 million for the six months ended March 31, 2004 from $4.9 million for the six months ended March 31, 2003.  As a percent of total revenue, general and administrative expenses increased to 37.0% for the three months ended March 31, 2004 from 27.4% for the three months ended March 31, 2003, and increased to 37.9% for the six months ended March 31, 2004 from 25.5% for the six months ended March 31, 2003.  The increases in general and administrative expenses were primarily due to legal fees related to our litigation with Synopsys.  Legal fees related to our litigation with Synopsys increased by 80.3%, or $1.2 million, to $2.8 million for the three months ended March 31, 2004 from $1.5 million for the three months ended March 31, 2003, and increased by 64.7%, or $2.2 million, to $5.7 million for the six months ended March 31, 2004 from $3.5 million for the six months ended March 31, 2004.  General and administrative headcount increased to 13 at March 31, 2004 from 12 at March 31, 2003.  We expect that general and administrative expenses will continue to increase in absolute dollars to support the growth of our future operations, as well as from increased legal fees, liability insurance and the costs of public company compliance reporting.

Stock-Based Compensation.  Stock-based compensation expense decreased by 12.1%, or $30,000, to $218,000 for the three months ended March 31, 2004 from $248,000 for the three months ended March 31, 2003, and decreased by 10.9%, or $54,000, to $442,000 for the six months ended March 31, 2004 from $496,000 for the six months ended March 31, 2003.  As a percent of total revenue, stock-based compensation expense decreased to 2.2% for the three months ended March 31, 2004 from 2.8% for the three months ended March 31, 2003, and decreased to 2.3% for the six months ended March 31, 2004 from 2.6% for the six months ended March 31, 2003 due to increases in revenue.

Interest Income

Interest income decreased by 5.5%, or $14,000, to $242,000 for the three months ended March 31, 2004 from $256,000 for the three months ended March 31, 2003, and decreased by 8.8%, or $46,000, to $478,000 for the six months ended March 31, 2004 from $524,000 for the six months ended March 31, 2003.  As a percent of total revenue, interest income decreased to 2.4% for the three months ended March 31, 2004 from 2.9% for the three months ended March 31, 2003, and decreased to 2.4% for the six months ended March 31, 2004 from 2.7% for the six months ended March 31, 2003.  Due to continued decreases in interest rates, interest income decreased slightly despite increased cash and investment balances.

Other Expense, Net

Our other expense, net remained relatively small and was immaterial for the three and six months ended March 31, 2004 and 2003.

Income Taxes

The effective tax rate for the three and six months ended March 31, 2004 remained the same as fiscal 2003 at 30%.

Liquidity and Capital Resources

As of March 31, 2004, we had cash, cash equivalents and short-term investments of $96.2 million and working capital of $84.9 million.

Net cash provided by operating activities was $2.7 million for the six months ended March 31, 2004 and $5.6 million for the six months ended March 31, 2003.  Net cash provided by operating activities for the six months ended March 31, 2004 resulted primarily from net income and an increase in accounts payable, partially offset by a decrease in accrued liabilities.  Net cash provided by operating activities for the six months ended March 31, 2003 resulted primarily from net income and increases in deferred revenue and accrued liabilities and a decrease in accounts receivable, partially offset by increases in prepaid expenses and other current assets and a decrease in accounts payable.

Net cash provided by investing activities was $1.6 million for the six months ended March 31, 2004 due to the increase in maturity of short-term investments. Net cash used in investing activities was $2.7 million for the six months ended December 31, 2003 due to the increase in the purchase of investment securities with maturities of 91 days to one year and purchases of property and equipment.

Net cash provided by financing activities was $1.3 million for the six months ended March 31, 2004 and 2003, consisting primarily of proceeds generated by stock option exercises and the employees stock purchase plan during both periods.

Capital expenditures were approximately $80,000 for the six months ended March 31, 2004 and $382,000 for the six months ended March 31, 2003.  Our capital expenditures consisted of purchases of computer equipment, software and office furniture and fixtures.  We expect to invest approximately $500,000 in the remainder of fiscal 2004 for similar assets.

As of March 31, 2004, we had no borrowings, lines of credit, outstanding equipment leases or lease lines.

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
$1,366

Recent Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued FASB Interpretation 46 (“FIN 46”), Consolidation of Variable Interest Entities in January 2003, and a revised interpretation of FIN 46 (“FIN46-R”).  FIN 46 requires certain variable interest entities (“VIEs”) to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  The provisions of FIN 46 are effective immediately for all arrangements entered into after January 31, 2003. We have not invested in any entities that we believe are variable interest entities for which we are the primary beneficiary.  The adoption of FIN46-R had no impact on our financial position, results of operations or cash flows.

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

Non-Audit Services of Independent Auditors

Our Audit Committee of the Board of Directors approved during the three months ended March 31, 2004 non-audit services to be performed by our independent auditors, Deloitte & Touche LLP, in fiscal 2004 in connection with consulting services concerning GAAP and Sarbanes-Oxley requirements in an amount not to exceed $30,000 in the aggregate.

Factors Affecting Future Results

We have relied and expect to continue to rely on HSIM for a substantial majority of our revenue, and a decline in sales of licenses for HSIM could cause our revenue to decline.

Historically, we have derived substantially all of our revenue from HSIM.  We believe HSIM is the first hierarchical simulator that meets the circuit verification challenges of complex nanometer semiconductors.  We expect that the revenue from this product will continue to account for substantially all of our revenue for at least the remainder of fiscal 2004.  The electronic design automation software market, including the market for hierarchical simulator software, is characterized by rapid technological change, frequent new product introductions, uncertain product life cycles and evolving industry standards.  If our competitors introduce new products, special bundling and/or offer aggressive pricing that compete with HSIM, our revenue could decline materially and our results of operations could be harmed.  For instance, in fiscal 2003 and the first two fiscal quarters of 2004, certain competitors were offering extremely competitive prices either by substantial discounting or bundling their products which resulted in a longer sales cycle for HSIM or delays by prospective customers in making their purchasing decisions.  Since we expect HSIM to continue to account for substantially all of our revenue for at least the remainder of fiscal 2004, any factors adversely affecting the pricing of our licenses of or demand for HSIM, including competition or technological change, could cause our revenue to decline materially and our business to suffer.

Our revenue would decline substantially if our existing customers do not purchase additional licenses or renew existing time-based licenses and maintenance from us.

We rely on additional perpetual and time-based license revenue from our existing customers, as well as annual maintenance renewals for our perpetual licenses and renewals of our time-based licenses when they expire.  Even if we are successful in generating revenue from our software to new customers, if our existing customers do not purchase additional licenses of our software or renew their expired time-based licenses or annual maintenance for perpetual licenses, we would experience a decline in revenue.  In fiscal 2002, 2003 and the first half of fiscal 2004, our revenue from perpetual licenses as a percent of total revenue decreased as a result of more customers’ preference to purchase time-based licenses and lower demand due to much tighter budgets.  Revenue from time-based licenses and maintenance has increased steadily over the last 18 months and we expect it to continue to increase.  For instance, for the six months ended March 31, 2004, 76.5% of our total revenue was derived from time-based licenses and maintenance as compared to 59.0% for the six months ended March 31, 2003.  As more of our revenue is attributable to time-based licenses, our revenue could decline materially if our customers do not renew their existing time-based licenses or purchase additional time-based licenses.

If semiconductor design and manufacturing companies continue to experience recession or other conditions which impact their operating budgets, they may delay or cancel purchases of our software, which would reduce our revenues and cause our business to suffer.

The primary customers for our software are semiconductor design and manufacturing companies.  Any significant downturn in our customers’ markets, or domestic and global conditions, which result in the reduction of research and development budgets or the delay of software purchases, would likely result in a decline in demand for our software and services and could harm our business.  Since early 2000, the semiconductor industry had experienced a substantial decline in order volume and revenue and that downturn had continued until the second half of 2003 when semiconductor companies experienced some slow recovery in orders and end-users market demand.  Even though semiconductor companies’ revenue and profitability have increased over the last several quarters, we have not seen and do not expect to see in the near future any material changes in our customers’ purchasing behavior or increased budgets.  This could result in our customers delaying or canceling the purchase of our software.  Any of these occurrences could have a significant impact on our operating results, revenues and costs and may cause the market price of our common stock to decline or become more volatile.  For example, we experienced a substantial change in customers’ purchasing behavior during the three months ended March 31, 2003 due to the prolonged economic downturn and concerns for their own financial stability.  Consequently, as a cost-cutting measure, customers either suspended or reduced their capital budgets dramatically, which adversely affected our revenue.  In addition, we were unable to meet revenue and earnings expectations for the quarter ended March 31, 2003 and had to lower our revenue and earnings guidance for the quarter ended June 30, 2003 and fiscal 2003.  As a result, the market price of our common stock was negatively impacted.

In addition, the markets for semiconductor products are cyclical.  For example, in recent years certain Asian countries have experienced significant economic difficulties, including currency devaluation and instability, business failures and a depressed business environment.  These difficulties have triggered a significant downturn in the semiconductor market, resulting in reduced budgets for semiconductor design tools, which, in turn, has negatively impacted us.  We cannot predict what impact the recent prolonged economic slowdown or the slow recovery, and in particular, the semiconductor industry, will have on our business, but it may result in fewer purchases of licenses of our software, substitution to our lower priced configurations by customers who previously licensed our higher priced configurations or nonrenewal of time-based licenses or maintenance.  If our customers’ budgets do not increase with the slow recovery, the current slow recovery does not continue or the economic slowdown returns, we may not meet our revenue expectations for upcoming quarters in fiscal 2004.

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

In June 2003, Synopsys filed a second complaint in the United States District Court, Northern District of California, San Francisco Division (Case No. C03-2664 RS) against us, alleging that the our products, including but not limited to HSIM and HANEX software products, infringe Synopsys U.S. Patent No. 6,249,898 entitled “Methods and Systems for Reliability Analysis of CMOS VLSI Circuits Based on Stage Partitioning and Node Activities” (the “898 Patent”).  In July 2003, we filed an answer denying that we infringe the 898 Patent and asserting as defenses that the 898 Patent is invalid and unenforceable.  We also brought a declaratory judgment counterclaim seeking judgment that the 898 Patent is not infringed by us and that the 898 Patent is invalid and unenforceable.  In August 2003, Synopsys filed a motion to dismiss these defenses and counterclaims on the ground that we are barred from contesting the validity and enforceability of the 898 Patent based on the doctrine of assignor estoppel.  Synopsys’ motion also sought to strike our defenses of laches, patent misuse and unclean hands on the ground that we had not pleaded them with sufficient particularity.  We opposed Synopsys’ motions.  In October 2003, the court denied Synopsys’ motion to dismiss and strike the invalidity and unenforceability defenses and counterclaims and granted Synopsys’ motion to strike the laches, patent misuse and unclean hands defenses with leave to amend the pleadings.  In March 2004, Synopsys filed a motion for partial summary judgment on the ground that we are barred from contesting the validity and enforceability of the 898 Patent based on the doctrine of assignor estoppel. In April 2004, the Court ruled that we are barred under the doctrine of assignor estoppel from asserting the 898 Patent is invalid or unenforceable by virtue of pre-assignment inequitable conduct.  The court has set the case for trial beginning on April 25, 2005.

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

Approximately 71.2% and 74.6% of our total revenue for the six months ended March 31, 2004 and 2003, respectively, was from our direct sales efforts.  Our software requires sophisticated sales efforts by experienced and knowledgeable personnel.  Competition for these individuals is intense due to the limited number of people available with the necessary sales experience and technical understanding of electronic design automation products.  Hiring customer service and support personnel is also very competitive in our industry due to the limited number of people available with the necessary technical skills.  Our sales and support staff consisted of 45 persons as of March 31, 2004.  If we are unable to successfully train and integrate sales and support personnel and continue to identify, hire, train and retain new qualified individuals, our revenue may not grow.

If we are unable to attract and retain qualified research and development personnel, our business will suffer.

There is a limited number of qualified software engineer and research and development personnel with the necessary experience and understanding of complex nanometer-scale semiconductor design products in the San Francisco Bay Area, where our primary facility is located.  The scarcity of qualified persons may cause us to incur higher salary costs or require us to provide larger stock option grants.  We have a small research and development facility in Taiwan, out of which five of our engineers currently operate, to broaden the pool of software engineers from which we can recruit.  We cannot assure you that this strategy will help us satisfy our need for qualified personnel.  Further, we may encounter other difficulties with managing geographically separate research and development activities.  If we fail to attract, motivate and retain engineers and research and development personnel, we may be unable to develop or enhance our software, meet the demands of our customers in a timely manner or remain competitive and our business would suffer.

Because we rely on distributors for a large portion of our revenue, our revenue could decline if our existing distributors do not continue to purchase software licenses from us or represent us in those markets.

A majority of our sales outside North America and Europe are conducted through distributors.  Sales by our distributors accounted for approximately 28.8% and 25.4% of our total revenue in the six months ended March 31, 2004 and 2003, respectively.  We rely on Marubeni Solutions as the exclusive distributor of our software in Japan.  Sales to Marubeni Solutions accounted for 18.9% and 14.5% of our total revenue in the six months ended March 31, 2004 and 2003, respectively.  We cannot be certain that we will be able to attract distributors that market our software effectively or provide timely and cost effective user support and service.  Further, our agreements with our distributors do not obligate the distributor to purchase any amount of licenses of our software or sell licenses of our software.  Consequently, one or more of our distributors may not continue to represent our software or devote a sufficient amount of effort and resources to selling our licenses of software in their territories.  We may from time to time be forced to terminate relationships with distributors who do not maintain an appropriate level of sales.  We may also decide to sell our software in a particular territory directly and terminate relationships with a particular distributor.  As a result, our sales in a given territory may decrease substantially or cease until a suitable replacement distributor can be found or we are able to establish or provide adequate sales and support efforts for that territory.  Even if we are successful in selling licenses of our software through new distributors, the rate of growth of our total revenue could be harmed if our existing distributors do not continue to sell licenses of our software.

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

•                  lengthening of the sales cycle due to limited resources as a result of layoffs by our customers, longer approval process, summer holidays, particularly in Europe and Japan (which is also affected by budgeting cycles);

•                  the number of orders received for perpetual licenses versus time-based licenses; and

•                  the special terms and conditions in the orders received which may cause revenue deferral under our revenue recognition policies.

Commissions represent a significant portion of our sales force compensation, which is structured to encourage sales closures prior to fiscal year end.  As a result, we expect that sales efforts will intensify in the fourth fiscal quarter, which could result in our order receipts and revenue being flat or slightly lower in the first and second quarters of the subsequent fiscal year.

It is difficult for us to evaluate the degree to which these factors may reduce our sales because our revenue growth historically had masked the impact of these factors.  In addition, most of our costs are relatively fixed in the short term and our business may not grow rapidly enough to absorb the costs of our personnel and facilities.  As a result, we may be unable to reduce our expenses to avoid or minimize the negative impact on our quarterly operating results if anticipated revenue is not realized.  For example, for the three months ended March 31, 2003, our revenue and earnings fell short of our previous guidance and market expectation and we revised our guidance for the quarter ended June 30, 2003 and fiscal 2003 to project much lower revenue and earnings than previously given, which negatively impacted the trading price of our common stock.  Although we were able to achieve revenue and earnings results that met the revised guidance for the remaining quarters of fiscal 2003 and the first two quarters of fiscal 2004, we did not see any meaningful improvements in our customers’ spending pattern with the slow recovery and our outlook continues to be cautious.  These trends could materially affect our quarter to quarter operating results, which could negatively impact our stock price.

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

If we were to experience a delay in our orders, it could harm our ability to meet our forecasts or investors’ expectations for a given quarter and ultimately result in the decrease of our stock price.  Further, if our sales cycle unexpectedly lengthens in general, it would adversely affect the timing of our revenue recognition, which could cause us not to meet market expectations and cause our stock price to suffer.  For instance, for the three months ended March 31, 2003 and June 30, 2003, our revenue decreased as compared to the previous quarters because we experienced substantially reduced capital budgets and longer sales cycles, which negatively impacted our ability to receive orders and recognize revenue.

Our expansion into international markets will result in higher personnel costs or distributor commissions and could reduce our operating margins.

In order to penetrate international markets further, we must either expand the number of distributors who sell licenses of our software or increase our direct international sales presence.  As we increase our direct international sales presence, our sales efforts may be delayed as we begin our local sales activities and we may incur higher personnel costs that may not result in additional revenue.  These costs and the time to establish a local sales presence could harm our operating results.  We may not realize corresponding growth in operating margins from growth in international sales due to the higher costs of these sales.  We have increased our sales and support resources in Europe over the last two years and have established offices in England, France, Germany, India, Israel and Singapore.  However, the expected returns on those investments have not been realized, primarily due to the economic slowdown.  To date, we have relied primarily on international distributors in Asia and have only a very small direct sales force in Taiwan, Singapore and India.  Even if we expand our direct and indirect international selling efforts, our efforts may not create or increase international market demand for our software or generate revenue sufficient to recoup the cost of this expansion.

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

Our software is differentiated from that of our competitors by our internally developed technology.  If we fail to protect our intellectual property, other vendors could sell circuit simulation and analysis software with capabilities similar to ours, and this could reduce demand for our software.  We protect our intellectual property through a combination of copyright, patent, trade secret and trademark laws.  We have a patent program and to date have filed two patent applications, one of which was issued by the U.S. Patent and Trademark Office in June 2003.  We generally enter into confidentiality or license agreements with our employees, consultants, customers, corporate partners and prospective customers and partners, and generally seek to control access to our intellectual property and the distribution of our software, documentation and other proprietary information.  However, we believe that these measures afford only limited protection.  Others may develop technologies that are similar or superior to our technology or design around the copyrights and trade secrets we own.  Unauthorized parties may attempt to copy or otherwise obtain and use our software or technology.  Policing unauthorized use of our software is difficult and expensive, and we cannot be certain that the steps we have taken will prevent misappropriation of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as those in the United States.  If our means of protecting our proprietary rights is inadequate or ineffective, our business may be severely harmed.

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

Customers outside North America accounted for 39.7% and 38.8% of our total revenue in the six months ended March 31, 2004 and 2003, respectively.  We plan to increase our international sales activities, but we have limited experience marketing and directly licensing our software internationally.

We have direct sales offices in France, Germany, India, Israel, Singapore and Taiwan, and rely primarily on indirect sales in Asia.  Although our sales contracts provide for payment for our software licenses in United States dollars, our expenses incurred in foreign locations are generally denominated in the applicable local currency.  To date we have not undertaken any foreign currency hedging transactions, and as a result, our future expense levels from international operations may be unpredictable due to exchange rate fluctuations.  Our international operations are subject to other risks, including:

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

We expect that a substantial majority of our revenue will continue to come from sales of HSIM in the remainder of fiscal 2004.  We depend on the growing use of circuit simulation and analysis software to design complex nanometer-scale semiconductors for use in portable consumer electronics, networking equipment and other applications.  The market for complex nanometer-scale semiconductors may not grow if customers choose to use other types of semiconductors that might be more affordable or available with shorter time-to-market schedules.  This could cause electronic equipment manufacturers to limit the number of new complex nanometer-scale semiconductors they design and would reduce their need for our software.  If demand for our software were to decline, we may choose to lower the prices of our software or we may sell fewer licenses and have lower maintenance renewal rates.  In addition, if equipment manufacturers do not widely adopt the use of complex nanometer-scale semiconductors or if there is a wide acceptance of alternative semiconductors that provide enhanced capabilities, the market price of our stock could decline due to our lower operating results or investors’ assessment that the growth potential for licenses of our software is limited.

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

Our total number of employees was 108 as of March 31, 2004, and we expect our headcount to double over the next 24 months.  Our productivity and the quality of our software may be adversely affected if we do not integrate, train and motivate our new employees quickly and effectively and manage our resources efficiently.  We also cannot be sure that our revenue will continue to grow at a sufficient rate to absorb the costs associated with the increased personnel.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We develop products primarily in the United States and sell those products primarily in North America, Europe and Japan.  Our revenue for sales outside of North America was approximately 39.8% in the three months ended March 31, 2004, 37.9% in the three months ended March 31, 2003, 39.7% in the six months ended March 31, 2004 and 38.8% in the six months ended March 31, 2003.  As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets.  As all of our sales are currently made in United States dollars, a strengthening of the United States dollar could make our software less competitive in foreign markets.

Our interest income is sensitive to changes in the general level of United States interest rates, particularly since the majority of our investments are in short-term instruments.  The fair value of fixed rate securities may be adversely impacted because of changes in short-term interest rates and credit ratings.  Therefore, our future interest income may be negatively affected by changes in interest rates or we may suffer principal losses if we were to sell securities that have declined in value because of changes in interest rates or issuer credit ratings.  A sensitivity analysis assuming a hypothetical 10% movement in interest rates applied to our cash equivalent and short-term investments balances at March 31, 2004 would change interest income by approximately $91,000 on an annual basis.  However, due to the nature of our short-term investments, we have concluded that we do not have material market risk exposure.  We do not hold or issue derivatives, derivative commodity instruments or other financial instruments for trading or speculative purposes.

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

As of March 31, 2004, our cash, cash equivalents and short-term investments consisted primarily of demand deposits, money market funds and corporate notes held by large institutions in the United States and agency securities of the United States government and state municipalities.

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

In June 2003, Synopsys filed a second complaint in the United States District Court, Northern District of California, San Francisco Division (Case No. C03-2664 RS) against us, alleging that the our products, including but not limited to HSIM and HANEX software products, infringe Synopsys U.S. Patent No. 6,249,898 entitled “Methods and Systems for Reliability Analysis of CMOS VLSI Circuits Based on Stage Partitioning and Node Activities” (the “898 Patent”).  In July 2003, we filed an answer denying that we infringe the 898 Patent and asserting as defenses that the 898 Patent is invalid and unenforceable.  We also brought a declaratory judgment counterclaim seeking judgment that the 898 Patent is not infringed by us and that the 898 Patent is invalid and unenforceable.  In August 2003, Synopsys filed a motion to dismiss these defenses and counterclaims on the ground that we are barred from contesting the validity and enforceability of the 898 Patent based on the doctrine of assignor estoppel.  Synopsys’ motion also sought to strike our defenses of laches, patent misuse and unclean hands on the ground that we had not pleaded them with sufficient particularity.  We opposed Synopsys’ motions.  In October 2003, the court denied Synopsys’ motion to dismiss and strike the invalidity and unenforceability defenses and counterclaims and granted Synopsys’ motion to strike the laches, patent misuse and unclean hands defenses with leave to amend the pleadings.  In March 2004, Synopsys filed a motion for partial summary judgment on the ground that we are barred from contesting the validity and enforceability of the 898 Patent based on the doctrine of assignor estoppel. In April 2004, the Court ruled that we are barred under the doctrine of assignor estoppel from asserting the 898 Patent is invalid or unenforceable by virtue of pre-assignment inequitable conduct. The court has set the case for trial beginning on April 25, 2005.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Stockholders held on February 12, 2004, of the 26,292,421 shares of our capital stock entitled to vote at the meeting, 23,099,507 were present in person or by proxy.  Our stockholders approved the following matters:

1.                                       A proposal to elect two Class II directors of the Company to serve until the Annual Meeting of Stockholders in 2007, until their successors are duly elected and qualified or until their earlier resignation or removal.

Nominee	Shares voted in favor	Shares voted against	Shares Withheld
Bernard Aronson	22,996,333	—	103,174
An-Chang Deng	23,042,173	—	57,334

The Class I directors, Yen-Son Huang and Sang S. Wang, and the Class III director, Edward C.V. Winn, will serve until the Annual Meeting of Stockholders in 2006 and 2005, respectively, until their respective successors are duly elected and qualified or until their earlier resignation or removal.

2.                                       A proposal for the ratification of the appointment of Deloitte & Touche LLP as independent public accountants of the Company for the fiscal year ending September 30, 2004 was approved by a vote of 23,009,367 for, 89,090 votes opposed and 1,050 votes withheld.

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

Exhibit 32                                             Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)                                 Reports on Form 8-K

We furnished (not filed) a current report on Form 8-K on January 14, 2004 in connection with our earnings release.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NASSDA CORPORATION

April 30, 2004

	By:	/s/ Sang S. Wang
Sang S. Wang
Chief Executive Officer and Chairman (Principal Executive Officer)

	By:	/s/ Tammy S. Liu
Tammy S. Liu
Vice President of Finance and Administration and Chief Financial Officer (Principal Financial and Accounting Officer)