Form 10-Q
period 2004-06-30
NASSDA CORP
filed 2004-07-30
CIK 1157624

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

or

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

Yes ☒   No ☐

At July 27, 2004, 26,944,369 shares of common stock of the registrant were outstanding.

NASSDA CORPORATION
INDEX

PART I – FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

NASSDA CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30, 2004	September 30, 2003 (1)
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$57,558	$53,145
Short-term investments	42,296	39,020
Accounts receivable, net of allowances of $82 and $92 at June 30, 2004 and September 30, 2003, respectively	2,045	1,874
Prepaid expenses and other current assets	1,247	996
Deferred income taxes	3,010	2,568
Total current assets	106,156	97,603
Property and equipment, net	512	704
Other assets	1,035	1,165
Total assets	$107,703	$99,472
Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$1,777	$230
Accrued liabilities	6,744	7,682
Deferred revenue	11,155	8,982
Total current liabilities	19,676	16,894
Deferred revenue	622	849
Other long-term liabilities	60	64
Total liabilities	20,358	17,807
Stockholders’ equity:
Common stock, par value $0.001: 110,000,000 shares authorized; 26,922,248 and 25,999,439 shares outstanding at June 30, 2004 and September 30, 2003, respectively	27	26
Additional paid-in capital	73,002	70,343
Deferred stock-based compensation	(401)	(1,117)
Accumulated other comprehensive loss	(90)	(4)
Retained earnings	14,807	12,417
Total stockholders’ equity	87,345	81,665
Total liabilities and stockholders’ equity	$107,703	$99,472

(1)          Derived from the audited consolidated balance sheet of Nassda Corporation as of September 30, 2003.

See accompanying notes to the condensed consolidated financial statements.

NASSDA CORPORATION

CONDENSED CONSOLIDATED INCOME STATEMENTS

(in thousands, except per share data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003
	(unaudited)
Revenue:
Product	$2,643	$1,892	$7,217	$9,735
Subscription	5,793	3,558	15,790	10,749
Maintenance	2,519	2,058	7,462	6,158
Total revenue	10,955	7,508	30,469	26,642
Cost of revenue:
Product	49	69	214	198
Subscription	108	90	317	260
Maintenance	268	211	753	609
Total cost of revenue	425	370	1,284	1,067
Gross profit	10,530	7,138	29,185	25,575
Operating expenses:
Research and development	2,419	1,968	6,461	5,203
Sales and marketing	3,245	2,659	8,585	8,408
General and administrative	3,735	2,457	11,132	7,335
Stock-based compensation*	189	229	631	725
Total operating expenses	9,588	7,313	26,809	21,671
Income (loss) from operations	942	(175)	2,376	3,904
Interest income	253	222	731	746
Other income (expense), net	1	11	(19)	(19)
Income before taxes	1,196	58	3,088	4,631
Provision for (benefit from) income taxes	130	(138)	698	1,390
Net income	$1,066	$196	$2,390	$3,241
Earnings per share:
Basic	$0.04	$0.01	$0.09	$0.13
Diluted	$0.04	$0.01	$0.08	$0.11
Shares used in computing earnings per share:
Basic	26,666	25,326	26,291	24,859
Diluted	28,959	28,546	29,107	28,652
*Stock-based compensation includes:
Research and development	$83	$103	$277	$317
Sales and marketing	52	67	184	233
General and administrative	54	59	170	175
Total	$189	$229	$631	$725

See accompanying notes to condensed consolidated financial statements.

NASSDA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended June 30,
	2004	2003
	(unaudited)
Operating activities
Net income	$2,390	$3,241
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	354	400
Stock-based compensation	631	725
Deferred income taxes	(312)	(859)
Provision for bad debt	(10)	—
Changes in operating assets and liabilities:
Accounts receivable	(161)	1,212
Prepaid expenses and other assets	(251)	(573)
Accounts payable	1,547	20
Accrued liabilities	(226)	536
Deferred revenue	1,946	3,956
Long-term liabilities	(4)	(10)
Net cash provided by operating activities	5,904	8,648

Investing activities
Purchase of short-term investments	(40,314)	(44,578)
Proceeds from maturity of short-term investments	36,952	50,378
Purchases of property and equipment	(162)	(452)
Net cash provided by (used in) investing activities	(3,524)	5,348

Financing activities
Proceeds from issuance of common stock	2,033	2,197
Net cash provided by financing activities	2,033	2,197
Increase in cash and cash equivalents	4,413	16,193
Cash and cash equivalents, beginning of period	53,145	43,157
Cash and cash equivalents, end of period	$57,558	$59,350

Supplemental disclosure of cash flow information
Cash paid for income taxes	$580	$72

Supplemental schedule of non-cash activities
Unrealized gain/(loss) on short-term investments	$(86)	$7

Deferred stock-based compensation (reversal)	$(85)	$(135)
Income tax benefit from employee stock transactions	$712	$115

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

Use of Estimates

The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the interim condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods.  Such estimates include, but are not limited to, revenue recognition and allowances, accrued liabilities, deferred revenue, loss contingencies and accounting for income taxes.  Actual results could differ from these estimates.

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

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts based on our estimate of probable losses inherent in the outstanding accounts receivable balance.  We determine the allowance based on known troubled accounts, historical experience and other currently available evidence.  If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

Contingent Liabilities

We are subject to several legal proceedings and claims, the outcomes of which are subject to uncertainty (see Note 7).  Statement of Financial Accounting Standards (SFAS) No. 5, Accounting for Contingencies, requires that an estimated loss from a loss contingency should be accrued by a charge to income if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably evaluated, taking into account the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss, among other factors.  Changes in these factors could materially impact our financial position or our results of operations.  We regularly evaluate current information available to us to determine whether such accruals should be recorded.  To date, we have not accrued any loss contingencies.

2.                                      Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average common shares outstanding of the period.  Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock.

During the three and nine months ended June 30, 2004 and 2003, we had securities outstanding that could potentially dilute basic earnings per share in the future, but these securities were excluded in the computation of diluted earnings per share in such periods as their effect would have been antidilutive.  At June 30, 2004 and 2003, weighted average options to purchase 3.8 million and 2.3 million shares of common stock with a weighted average exercise price of $8.37 and $9.53, respectively, were excluded from the diluted net income per share computation.

The following table is a reconciliation of the numerators and denominators used in computing basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003
Net income (numerator):	$1,066	$196	$2,390	$3,241
Shares (denominator):
Weighted average common shares outstanding	26,736	25,723	26,429	25,459
Weighted average common shares subject to repurchase	(70)	(397)	(138)	(600)
Shares used in basic computation	26,666	25,326	26,291	24,859
Weighted average common shares subject to repurchase	70	397	138	600
Common shares issuable upon exercise of stock options (treasury stock method)	2,223	2,823	2,678	3,193
Shares used in diluted computation	28,959	28,546	29,107	28,652
Basic earnings per share	$0.04	$0.01	$0.09	$0.13
Diluted earnings per share	$0.04	$0.01	$0.08	$0.11

3.                                      Comprehensive Income

The components of comprehensive income, net of tax, were as follows (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003
Net income	$1,066	$196	$2,390	$3,241
Unrealized gain (loss) on investments	(90)	3	(86)	7
Comprehensive Income	$976	$199	$2,304	$3,248

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

In fiscal 2003, we accrued bonuses of $900,000 earned by our employees for their services in fiscal 2003.  These bonuses were paid in December 2003.  We also accrued bonuses of $865,000 earned by our employees for their services for the nine months ended June 30, 2004.  In October 2003, the compensation committee of our board of directors reinstated the salaries of our executive officers and we expect to pay base salaries totaling approximately $743,000 to these officers in fiscal 2004.  As a result of our significant bonus accruals in prior years and the foregone salaries in fiscal 2002 and fiscal 2003, our compensation expense in fiscal 2004 may not be consistent with compensation expense in prior years.

5.             Lease Commitments

We lease our facilities under various noncancelable operating leases.  In December 2002, we entered into a three-year operating lease for our current headquarters located in Santa Clara, California, which began in February 2003 and will expire in March 2006.  These noncancelable operating leases began expiring in October 2003.  Rent expense was $600,000 in fiscal 2002, $784,000 in fiscal 2003 and $558,000 for the nine months ended June 30, 2004.  As of September 30, 2003, the aggregate future noncancelable minimum rentals or operating leases are as follows (in thousands):

Year Ending September 30,
2004	$585
2005	529
2006	252
$1,366

6.                                      Stock-based Awards

We account for our stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and all of its related interpretations.  Accordingly, compensation expense has been recognized in the consolidated financial statements for employee stock arrangements to the extent the fair value of the underlying common stock exceeds the exercise price of the stock options at the date of grant.  Deferred stock-based compensation of $2.5 million and $1.8 million was recorded during fiscal 2001 and fiscal 2000, respectively, for the excess of the fair value of the common stock underlying the options at the grant date over the exercise price of the options.  These amounts are being amortized on a straight-line basis over the vesting period, generally four years.  Amortization of deferred stock-based compensation related to employee grants was $631,000 and $725,000 for the nine months ended June 30, 2004 and 2003, respectively.

We account for stock-based awards to non-employees in accordance with the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.”  Accordingly, we recognize the fair value for non-employee awards as stock compensation expense over the vesting terms of the awards.  There were no stock-based awards to non-employees or amortization of stock compensation expenses recognized previously for non-employees during the nine months ended June 30, 2004 and 2003.

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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003
Stock Option Plans:
Risk-free interest rate	3.28%	2.62%	3.19%	2.85%
Expected volatility	78%	85%	78%	92%
Expected life (in years)	4.5	4.5	4.5	4.5
Expected dividend	0.0%	0.0%	0.0%	0.0%

Employee Stock Purchase Plan:
Risk-free interest rate	1.11%	1.10%	1.04%	1.25%
Expected volatility	76%	85%	76%	92%
Expected life (in years)	2.0	2.0	2.0	2.0
Expected dividend	0.0%	0.0%	0.0%	0.0%

If the computed minimum values of our stock-based awards to employees had been amortized to expense over the period of the awards as specified under SFAS No. 123, our pro forma net loss, basic earnings (loss) per share and diluted income (loss) per share under SFAS No. 123 (as compared to such items as reported) would have been as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003
Net income as reported	$1,066	$196	$2,390	$3,241
Add: stock based employee compensation expense included in reported net income, net of taxes	209	30	571	426
Less: stock-based employee compensation expense determined under fair value based method, net of taxes	(1,776)	(1,210)	(4,443)	(3,900)
Pro forma net loss	$(501)	$(984)	$(1,482)	$(233)
Basic earnings (loss) per share:
As reported	$0.04	$0.01	$0.09	$0.13
Pro forma	$(0.02)	$(0.04)	$(0.06)	$(0.01)
Diluted earnings (loss) per share:
As reported	$0.04	$0.01	$0.08	$0.11
Pro forma	$(0.02)	$(0.04)	$(0.06)	$(0.01)

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

In February 2000, Synopsys filed a complaint in the Superior Court of the State of California in the County of Santa Clara (Case No. CV787950) against us and Dr. Deng, our President.  The complaint alleged breach of contract, breach of fiduciary trust, diversion of corporate opportunity and constructive trust.  In September 2001, Synopsys filed its second amended complaint, which added claims of inducing/aiding and abetting breach of fiduciary duty, including/aiding and abetting diversion of corporate opportunity, misappropriation of trade secrets, civil conspiracy, breach of confidence and unfair competition, and added as individual defendants Dr. Wang and our four other founders.  In September 2002, Synopsys filed a supplemental second amended complaint that contained supplemental allegations but added no new claims or parties.  In January 2003, the discovery referee issued orders creating rebuttable presumptions in favor of Synopsys on certain evidentiary issues to sanction us for erasure of certain computer files requested in discovery by Synopsys.  These rulings meant that we must prove at trial that we did not take or use Synopsys’ source code or other confidential information, rather than the usual requirement that Synopsys provide such proof in the first instance.  We filed a motion for reconsideration of this order and in March 2003, the court denied our motion, concluding that it was barred on procedural grounds.  In January 2003, Synopsys filed a third amended complaint, which contained supplemental allegations but added no new claims or parties.  We have filed an answer denying Synopsys’ allegations.  In August 2003, Synopsys filed several motions for terminating sanctions against us, which were heard in January 2004.  In June 2004 the Court ruled on Synopsys’ motions for terminating sanctions.  The Discovery Referee vacated the orders of January 2003 that created the rebuttable presumptions in favor of Synopsys, but issued new orders that are favorable to Synopsys and not favorable to us and the individual defendants.  These orders limit our defenses regarding the timing and the development of the initial HSIM source code and the evidence that we and the remaining individual defendants can present at trial. For purposes of trial, among other things, the orders established as facts that: (i) the first 60,000 lines of source code of HSIM and all the ideas and concepts reflected therein, to the extent they were not publicly known, were copied or derived from Synopsys’ source code or other Synopsys’ materials while the individual defendants were employed by Synopsys and (ii) we and the individual defendants acted in concert to intentionally alter, destroy, lose or misplace items requested in discovery and conceal evidence. These orders also struck the answer of one individual defendant, Jeh-Fu Tuan. The Discovery Referee denied Synopsys’ request to strike our answers and the answers of the remaining individual defendants.  Synopsys has requested unspecified damages of at least $25 million, an injunction, a constructive trust on unspecified intellectual property belonging to us and other relief.  Further, in September 2003, Synopsys notified us that it reserves the right to seek up to $80 million in punitive damages with respect to claims for which punitive damages are allowed under California Civil Code Section 3294, and up to $50 million in punitive damages with respect to the trade secret claims under California Civil Code Section 3426.3(c).  This action is currently in discovery.  The court has set the case for trial beginning on January 18, 2005.

We disagree with the Discovery Referee’s orders and believe that we have meritorious defenses to Synopsys’ allegations and claims.  We intend to continue to defend ourselves vigorously and the trial judge or jury can reach its own conclusions regarding Synopsys’ claims based upon the evidence presented at trial.  However, because of the inherent uncertainty of litigation in general, and the fact that the discovery related to this litigation is ongoing, we cannot assure you that we will ultimately prevail.  Should Synopsys ultimately succeed in the prosecution of its claims, we could be permanently enjoined from selling our software and deriving related maintenance revenue.  In addition, we could be required to pay substantial monetary damages to Synopsys.  Further, we could be enjoined preliminarily from selling our software during the course of the litigation.  Litigation such as the suit Synopsys has brought against us can take years to resolve and can be expensive to defend.  Although the final outcome of the litigation may not occur for some time, the parties periodically conduct evidence gathering, meet to discuss the status of the litigation and file motions and other requests for the court to act.  The results of these periodic activities, particularly the court’s decisions on current pending and future motions, could have the effect of determining the ultimate outcome of the litigation, either for or against us, prior to a trial on the merits, or strengthen or weaken our ability to assert claims and defenses.  For example, in November 2001, the court denied a motion brought by Synopsys for injunctive relief that, if granted, could have prevented us from selling our products.  If any of Synopsys’ motions ultimately prevail, our ability to defend ourselves against the claims brought against us in this litigation could be severely limited.  It is possible that our relationships with our customers will be seriously harmed in the future as a result of the Synopsys litigation.  Accordingly, an adverse judgment, if entered in favor of any Synopsys claim, could seriously harm our business, financial position and results of operations and cause our stock price to decline substantially.  In addition, the Synopsys allegations and claims, even if ultimately determined to be without merit, could be time consuming to defend, result in costly litigation, divert our management’s attention and resources, cause product shipment delays or require us to enter into royalty or license agreements.  These royalty or license agreements may not be available on terms acceptable to us, if at all, and the prosecution of the Synopsys allegations and claims could significantly harm our business, financial position and results of operations and cause our stock price to decline substantially.

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

In June 2003, Synopsys filed a second complaint in the United States District Court, Northern District of California, San Francisco Division (Case No. C03-2664 RS) against us, alleging that the our products, including but not limited to HSIM and HANEX software products, infringe Synopsys U.S. Patent No. 6,249,898 entitled “Methods and Systems for Reliability Analysis of CMOS VLSI Circuits Based on Stage Partitioning and Node Activities” (the “898 Patent”).  In July 2003, we filed an answer denying that we infringe the 898 Patent and asserting as defenses that the 898 Patent is invalid and unenforceable.  We also brought a declaratory judgment counterclaim seeking judgment that the 898 Patent is not infringed by us and that the 898 Patent is invalid and unenforceable.  In August 2003, Synopsys filed a motion to dismiss these defenses and counterclaims on the ground that we are barred from contesting the validity and enforceability of the 898 Patent based on the doctrine of assignor estoppel.  Synopsys’ motion also sought to strike our defenses of laches, patent misuse and unclean hands on the ground that we had not pleaded them with sufficient particularity.  We opposed Synopsys’ motions.  In October 2003, the court denied Synopsys’ motion to dismiss and strike the invalidity and unenforceability defenses and counterclaims and granted Synopsys’ motion to strike the laches, patent misuse and unclean hands defenses with leave to amend the pleadings.  In March 2004, Synopsys filed a motion for partial summary judgment on the ground that we are barred from contesting the validity and enforceability of the 898 Patent based on the doctrine of assignor estoppel.  In April 2004, the Court ruled that we are barred under the doctrine of assignor estoppel from asserting the 898 Patent is invalid or unenforceable by virtue of pre-assignment inequitable conduct.  The court issued a ruling construing the claims of the 898 patent in July 2004.  The court has set the case for trial beginning on April 25, 2005.

We believe that we have meritorious defenses to Synopsys’ claims and intend to defend ourselves vigorously.  However, because of the high degree of complexity of the intellectual property at issue, the inherent uncertainties of litigation in general and the preliminary nature of this litigation, we cannot assure you that we will ultimately prevail.  Should Synopsys ultimately succeed in the prosecution of its claims, we could be permanently enjoined from selling our software and deriving related maintenance revenue.  In addition, we may be required to pay substantial monetary damages to Synopsys.  Further, we could be enjoined preliminarily from selling our software during the course of the litigation.  Litigation such as the suit Synopsys has brought against us can take years to resolve and can be expensive to defend.  The court’s decisions on current pending and future motions could have the effect of determining the ultimate outcome of the litigation prior to a trial on the merits, or strengthen or weaken our ability to assert claims and defenses.  It is possible that our relationships with our customers will be seriously harmed in the future as a result of the Synopsys litigation.  Accordingly, an adverse judgment, if entered on any Synopsys claim, could seriously harm our business, financial position and results of operations and cause our stock price to decline substantially.  In addition, the Synopsys allegations and claims, even if ultimately determined to be without merit, could be time consuming to defend, result in costly litigation, divert our management’s attention and resources, cause product shipment delays or require us to enter into royalty or license agreements.  These royalty or license agreements may not be available on terms acceptable to us, if at all, and the prosecution of the Synopsys allegations and claims could significantly harm our business, financial position and results of operations and cause our stock price to decline substantially.  For instance, in January 2003 and June 2004, we reported certain negative rulings issued by the discovery referee with regard to the state litigation between us and Synopsys.  As a result, the stock price of our common stock was adversely impacted.

In July 2004, we and certain of our officers and directors were named in a securities class action lawsuit filed in the United States District Court for the Northern District of California.  The complaint asserts claims against our company, Sang S. Wang, An-Chang Deng, Tammy Shu-Hua Liu and Yen-Son Huang on behalf of a putative class of persons who purchased our stock between December 13, 2001 and June 11, 2004.  The class action alleges that the named defendants violated certain provisions of the Securities Exchange Act of 1934 by making materially false and misleading representations in press releases and financial statements filed with the SEC relating to our financial results.  The complaint’s allegations derive largely from allegations contained in the Synopsys trade secret litigation currently pending in California State Superior Court.  The case is in the preliminary stages, and it is not possible for us to quantify the impact, if any, on our company.  An unfavorable outcome in this case could have a material adverse effect on our business, financial condition, results of operations and cash flow.  In addition, the expense of defending any litigation may be costly and divert our attention from the day-to-day operations of the business.

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

The terms of such obligations vary.  Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated.  Historically, we have not been obligated to make any significant payments for these obligations other than those in connection with defending our directors, officers and employees in the Synopsys litigation and derivative complaint, and no liabilities were recorded for these obligations on our balance sheet as of June 30, 2004.

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

In November 2003, the Emerging Issues Task Force (“EITF”) reached an interim consensus on Issue 03-01, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investment,” to require additional disclosure requirements for securities classified as available-for-sale or held-to-maturity for fiscal years ending after December 15, 2003.  In March 2004, the EITF reached a final consensus on this Issue and provided additional guidance in determining whether investment securities have an impairment which should be considered other-than-temporary in reporting periods after June 15, 2004.  The adoption of this Issue had no impact on our financial position, results of operations or cash flows.

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

In April 2004, we released the HSIMplus platform for the comprehensive simulation and analysis of high-performance analog, mixed-signal, memory and system-on-chip designs including important post-layout effects.  The platform, based on version 5.0 of our HSIM hierarchical simulator and combined with the reconfigured LEXSIM, provides a suite of analyses for ICs manufactured in 130 nanometer processes and below.  These analyses address major concerns of nanometer IC designers including reliability of power and signal networks, the timing impact of dynamic voltage drop in power networks, dynamic crosstalk noise due to coupling capacitance and MOSFET device reliability.

Current Economic Environment

The general economic environment has been challenging over the last three years as the semiconductor industry experienced a prolonged economic downturn.  As a result, research and development capital budgets have been reduced substantially and at the same time, the numbers of design starts and potential users have decreased due to budget cuts and layoffs.  The electronic design automation (“EDA”) industry has endured this difficult period by providing flexible license structures and payment terms, such as time-based licenses with installment payments, competitive pricing, bundling/packaging of suites of tools and continuing to consolidate, especially large EDA vendors.  As a relatively small company in the EDA industry offering a limited number of products as compared to the large EDA vendors who offer products for the whole design flow, we have had to compete by creating leading technology and solutions, providing high levels of customer support, remaining flexible in licensing structure and payment terms and offering substantial discounts which lower our average selling prices.  More recently, there have been some improvements in the global economy and the semiconductor industry.  However, we have not experienced any material changes in our customers’ purchasing behavior and continue to believe that our customers will continue to spend conservatively in the second half of calendar 2004 with tight control on their research and development budgets.

For the second half of calendar 2004, we expect to continue to experience longer sales cycles, pressure on average selling prices, flexible licensing structures and extended payment terms.  Nonetheless, we intend to maintain our focus on increasing the adoption of our newer products, enhancing and executing our major account strategies in order to increase market penetration, expanding our worldwide organization cautiously while providing first class customer support and controlling costs.

Our fiscal year ends on September 30.  Throughout this report we refer to the fiscal year ended September 30, 2003 as fiscal 2003, the fiscal year ending September 30, 2004 as fiscal 2004 and so on.

Sources of Revenue

We derive all of our revenue from software licensing and maintenance fees.  To date, we have derived substantially all of this revenue from the licensing and support of HSIM.  Even though, as a percent of total orders received, sales of other products other than HSIM have increased for the nine months ended June 30, 2004 as compared to the same period in fiscal 2003, we do not expect these other products to account for any meaningful percentage of our total revenue until fiscal 2005.  Our software does not require customization and generally does not require on-site implementation services.  As a result, we have not generated any professional service or consulting revenue.  We do not consider backlog to be a meaningful measure of future revenue because our customers can generally cancel orders without penalty.

Product Revenue — Perpetual Licenses

Perpetual license customers pay a one-time license fee and are entitled to use the software as long as they desire.  To receive support, periodic updates and new enhancements from us, perpetual license customers must purchase maintenance contracts.  Prior to fiscal 2003, we generated the majority of our total revenue from perpetual licenses.  As more customers have been purchasing time-based licenses, product revenue as a percent of total revenue has decreased and accounted for only 24.1% and 23.7% of our total revenue for the three and nine months ended June 30, 2004, respectively, as compared to 25.2% and 36.5% of our total revenue for the three and nine months ended June 30, 2003, respectively.  We expect that over time product revenue will continue to decrease as a percent of our total revenue.

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

Quarterly Fluctuations

Our revenue for the fiscal quarters ended March 31, 2003 and June 30, 2003 decreased sequentially but has recovered in part and rose in each of the last four quarters, including the quarter ended June 30, 2004.  We believe the prolonged economic slowdown and seasonal factors in our business have caused and will continue to cause both the total revenue and each of its components to fluctuate from quarter to quarter.  Our customers and prospective customers are controlling their spending in order to conserve capital and maintain or increase profitability, which causes extended sales cycles, smaller number of license purchases or decreased or canceled budgets and decreasing average selling prices.  Other seasonal factors include the mix between perpetual and time-based licenses, timing of the renewals of time-based licenses and maintenance, and payment terms, which may impact the timing of revenue recognition.  Further, commissions represent a significant portion of our sales force compensation, which is structured to encourage sales closures prior to fiscal year end.  As a result, we expect that sales efforts will intensify in the fourth fiscal quarter, which could result in our order receipts and revenue being lower in the first half of the subsequent fiscal year.

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

Operating Expenses

Since our inception in August 1998, we have incurred substantial costs to develop our technology and products, recruit and train personnel for our engineering, sales and marketing and technical support departments and establish an administrative organization.  We anticipate that our operating expenses will increase in the future as we fund more research and development projects, increase our sales and marketing operations both domestically and internationally, develop new sales channels, broaden our technical support and improve our operational and financial systems.  In fiscal 2002, fiscal 2003 and the nine months ended June 30, 2004, legal fees and other expenses related to our litigation with Synopsys were $5.6 million, $7.8 million and $8.5 million, respectively.  We expect the cost of the Synopsys litigation to increase as we continue to defend ourselves vigorously and the lawsuits move toward trial.  Additionally, we also expect costs related to being a public company, such as directors’ and officers’ liability insurance, compliance with corporate governance rules adopted by The Nasdaq Stock Market and the Securities and Exchange Commission, professional fees and various filing fees to increase our general and administrative expenses.  We believe that our operating expenses will continue to grow in absolute dollars in future periods although the rate of growth in expenses from period to period may vary.  We expect, however, that as a percent of revenue, operating expenses will fluctuate from quarter to quarter depending primarily upon the rate of growth in revenue.  We will need to generate significant revenue in the future to maintain profitability.

To increase market share in international locations and better serve our customers, we plan to further expand our international operations selectively.  As a result of these investments in our international operations, we may experience an increase in cost of sales and other operating expenses disproportionate to revenue from those operations.

In fiscal 2003, we accrued bonuses of an aggregate of $900,000 earned by our employees for their services in fiscal 2003.  These bonuses were paid in full as of December 31, 2003.  We also accrued bonuses of $865,000 earned by our employees for their services for the nine months ended June 30, 2004.  In addition, our executive officers orally agreed that they would not receive their base salaries in fiscal 2002 and fiscal 2003.  In October 2003, the compensation committee of our board of directors reinstated the salaries of our executive officers and we expect to pay base salaries totaling approximately $743,000 to these officers in fiscal 2004.  As a result of our significant bonus accruals in prior years and the foregone salaries in fiscal 2002 and fiscal 2003, our compensation expense in fiscal 2004 may not be consistent with compensation expense in prior years and compensation expense in prior years may not be indicative of future periods.

Stock-Based Compensation

We did not record any deferred stock-based compensation in fiscal 2002, fiscal 2003 or in the nine months ended June 30, 2004.  We have been amortizing stock-based compensation recorded previously over the vesting period of the related options, which is generally four years.  We amortized $1.0 million and $955,000 of stock-based compensation in fiscal 2002 and fiscal 2003, respectively.  During the three and nine months ended June 30, 2004, we recognized aggregate stock-based compensation expense of approximately $189,000 and $631,000, respectively.  We expect aggregate stock-based compensation expense of approximately $166,000 during the remainder of fiscal 2004 and approximately $235,000 during fiscal 2005.

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

Contingent Liabilities

We are subject to several legal proceedings and claims, the outcomes of which are subject to significant uncertainty.  Statement of Financial Accounting Standards (SFAS) No. 5, Accounting for Contingencies, requires that an estimated loss from a loss contingency should be accrued by a charge to income if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably evaluated, taking into account the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss, among other factors.  Changes in these factors could materially impact our financial position or our results of operations.  We regularly evaluate current information available to us to determine whether such accruals should be recorded.  To date, we have not accrued any loss contingencies.

Results of Operations

The following table sets forth the results of our operations expressed as a percent of total revenue.  Our historical operating results are not necessarily indicative of the results for any future period.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003
Revenue:
Product	24.1%	25.2%	23.7%	36.5%
Subscription	52.9	47.4	51.8	40.4
Maintenance	23.0	27.4	24.5	23.1
Total revenue	100.0	100.0	100.0	100.0
Cost of revenue:
Product	0.5	0.9	0.7	0.7
Subscription	1.0	1.2	1.0	1.0
Maintenance	2.4	2.8	2.5	2.3
Total cost of revenue	3.9	4.9	4.2	4.0
Gross profit	96.1	95.1	95.8	96.0
Operating expenses:
Research and development	22.1	26.2	21.2	19.5
Sales and marketing	29.6	35.4	28.2	31.6
General and administrative	34.1	32.7	36.5	27.5
Stock-based compensation	1.7	3.1	2.1	2.7
Total operating expenses	87.5	97.4	88.0	81.3
Income (loss) from operations	8.6	(2.3)	7.8	14.7
Interest income	2.3	3.0	2.4	2.8
Other income (expense), net	0.0	0.1	(0.1)	(0.1)
Income before taxes	10.9	0.8	10.1	17.4
Provision for (benefit from) income taxes	1.2	(1.8)	2.3	5.2
Net income	9.7%	2.6%	7.8%	12.2%

Three and Nine Months Ended June 30, 2004

Revenue

Total Revenue.  Our revenue consists of product, subscription and maintenance revenue.  Total revenue increased by 45.9%, or $3.5 million, to $11.0 million in the three months ended June 30, 2004 from $7.5 million for the three months ended June 30, 2003, and increased by 14.4%, or $3.9 million, to $30.5 million for the nine months ended June 30, 2004 from $26.6 million for the nine months ended June 30, 2003.  The increases were primarily attributable to an increase in our end user base, resulting in substantial growth in subscription and maintenance revenue.

Revenue from sales outside of North America accounted for 31.9% and 36.0% of total revenue for the three months ended June 30, 2004 and 2003, respectively, and 36.9% and 38.0% of total revenue for the nine months ended June 30, 2004 and 2003, respectively.  The percent of total revenue from outside of North America decreased due to domestic revenue growing at a faster rate than revenue from outside of North America, particularly from major accounts.  Revenue from Japan was 13.7% and 13.1% of our total revenue in the three months ended June 30, 2004 and 2003, respectively, and 17.1% and 14.1% of total revenue for the nine months ended June 30, 2004 and 2003, respectively.  No other country outside North America accounted for more than 10% of our total revenue in any of these periods.  We expect that revenue from sales outside of North America will continue to account for a significant portion of our total revenue in the future.

Marubeni Solutions, our exclusive distributor for Japan, accounted for approximately 13.7% and 13.1% of our total revenue for the three months ended June 30, 2004 and 2003, respectively, and 17.1% and 14.1% of total revenue for the nine months ended June 30, 2004 and 2003, respectively.  Broadcom Corporation accounted for approximately 11.5% of our total revenue for the nine months ended June 30, 2003.  No other direct customer or distributor accounted for more than 10% of our total revenue during any of these periods.

Deferred revenue includes perpetual license fees for which all of the revenue recognition criteria have not been met, time-based license fees that have been invoiced and due for which we recognize revenue ratably over the term of the license period and maintenance fees on perpetual licenses for which we also recognized revenue ratably over the term of the maintenance period.  Our total short term and long term deferred revenue increased to $11.8 million as of June 30, 2004 from $9.8 million as of September 30, 2003 and from $10.0 million as of June 30, 2003.  We expect deferred revenue to fluctuate from quarter to quarter due to the number of additional time-based license purchases, the timing of renewals of time-based licenses and maintenance and their respective payment terms.  Additionally, deferred revenue may not increase if more customers prefer quarterly payments for time-based licenses and maintenance.

Product Revenue.  Product revenue increased by 39.7%, or $751,000, to $2.6 million for the three months ended June 30, 2004 from $1.9 million for the three months ended June 30, 2003 due to additional sales of perpetual licenses to major accounts.  Product revenue decreased by 25.9%, or $2.5 million, to $7.2 million for the nine months ended June 30, 2004 from $9.7 million for the nine months ended June 30, 2003.  This decrease was primarily due to more customers, particularly major accounts, purchasing time-based licenses as compared to perpetual licenses.  As a percent of total revenue, product revenue decreased to 24.1% for the three months ended June 30, 2004 from 25.2% for the three months ended June 30, 2003, and decreased to 23.7% for the nine months ended June 30, 2004 from 36.5% for the nine months ended June 30, 2003, as the sales of perpetual licenses was outpaced by growth in the sales of time-based licenses.

Subscription Revenue.  Subscription revenue increased by 62.8%, or $2.2 million, to $5.8 million for the three months ended June 30, 2004 from $3.6 million for the three months ended June 30, 2003, and increased by 46.9%, or $5.1 million, to $15.8 million for the nine months ended June 30, 2004 from $10.7 million for the nine months ended June 30, 2003.  The increases were primarily due to new customers purchasing time-based licenses, as well as existing customers purchasing additional time-based licenses and renewing their expired time-based licenses.  As a percent of total revenue, subscription revenue rose to 52.9% for the three months ended June 30, 2004 from 47.4% for the three months ended June 30, 2003, and rose to 51.8% for the nine months ended June 30, 2004 from 40.4% for the nine months ended June 30, 2003.  We expect time-based licenses to account for an increasing proportion of total revenue in the future.

Maintenance Revenue.  Maintenance revenue increased by 22.4%, or $461,000, to $2.5 million for the three months ended June 30, 2004 from $2.1 million for the three months ended June 30, 2003, and increased by 21.2%, or $1.3 million, to $7.5 million for the nine months ended June 30, 2004 from $6.2 million for the nine months ended June 30, 2003.  The increases in maintenance revenue were due to the increase in the number of perpetual licenses in the installed base.  As a percent of total revenue, maintenance revenue decreased to 23.0% for the three months ended June 30, 2004 from 27.4% for the three months ended June 30, 2003, and increased to 24.5% for the nine months ended June 30, 2004 from 23.1% for the nine months ended June 30, 2003.  We expect maintenance revenue to vary as a percent of total revenue based on the growth rate of product revenue relative to subscription revenue and the number of customers renewing annual maintenance.  If maintenance revenue increases as a percent of total revenue, our gross profit as a percent of total revenue, or gross margin, may decrease because of lower margins on maintenance revenue than product revenue due to incremental maintenance support costs.

Cost of Revenue

Cost of Product Revenue.  Cost of product revenue consists primarily of royalties due from us to third parties under original equipment manufacturer arrangements.  We incur only minimal costs to deliver our software as the product and documentation are primarily sent electronically.  Our cost of product revenue decreased by 29.0%, or $20,000, to $49,000 for the three months ended June 30, 2004 from $69,000 for the three months ended June 30, 2003.  Cost of product revenue increased by 8.1% or $16,000, to $214,000 for the nine months ended June 30, 2004 from $198,000 for the nine months ended June 30, 2003, due to an increase in the sublicensing of third-party products.  As a percent of total revenue, the cost of product revenue decreased to 0.5% for the three months ended June 30, 2004 from 0.9% for the three months ended June 30, 2004, and remained flat at 0.7% for the nine months ended June 30, 2004 and 2003.  We expect the cost of product revenue as a percent of total revenue to continue to vary based on the sales of third-party products.

Cost of Subscription Revenue.  Cost of subscription revenue consists primarily of personnel and allocated overhead expenses for support of time-based licenses.  Our cost of subscription revenue increased by 20.0%, or $18,000, to $108,000 for the three months ended June 30, 2004 from $90,000 for the three months ended June 30, 2003, and increased by 21.9%, or $57,000, to $317,000 for the nine months ended June 30, 2004 from $260,000 for the nine months ended June 30, 2003.  The increases in cost of subscription revenue were primarily due to the increase in personnel and other costs associated with the support of a larger number of time-based licenses.  As a percent of total revenue, the cost of subscription revenue decreased slightly to 1.0% for the three months ended June 30, 2004 from 1.2% for the three months ended June 30, 2003, and remained flat at 1.0% for the nine months ended June 30, 2004 and 2003.  We expect the absolute dollar amount of the cost of subscription revenue to increase over the next 12 months.

Cost of Maintenance Revenue.  Cost of maintenance revenue consists primarily of personnel and other expenses related to providing maintenance support to our customers who purchase perpetual licenses.  Our cost of maintenance revenue increased by 27.0%, or $57,000, to $268,000 for the three months ended June 30, 2004 from $211,000 for the three months ended June 30, 2003, and increased by 23.6%, or $144,000, to $753,000 for the nine months ended June 30, 2004 from $609,000 for the nine months ended

June 30, 2003.  The increases in cost of maintenance revenue were primarily due to increased hiring of dedicated support personnel to provide support to a growing installed user base.  As a percent of total revenue, the cost of maintenance revenue decreased slightly to 2.4% for the three months ended June 30, 2004 from 2.8% for the three months ended June 30, 2003, and increased slightly to 2.5% for the nine months ended June 30, 2004 from 2.3% for the nine months ended June 30, 2003.  The increase in the cost of maintenance revenue was primarily due to the additional resources required in supporting an increasing number of perpetual licensees.  We expect that the absolute dollar amount of cost of maintenance revenue will grow in the next 12 months as we continue to increase support for our growing base of domestic and international customers.

Operating Expenses

Research and Development.  Research and development expenses consist of engineering costs to develop new products, enhance existing products and perform quality assurance activities.  Our research and development expenses increased by 22.9%, or $451,000, to $2.4 million for the three months ended June 30, 2004 from $2.0 million for the three months ended June 30, 2003, and increased by 24.2%, or $1.3 million, to $6.5 million for the nine months ended June 30, 2004 from $5.2 million for the nine months ended June 30, 2003.  The increases in research and development expenses were primarily due to the hiring of additional research and development personnel.  Research and development headcount increased to 49 at June 30, 2004 from 43 at June 30, 2003.  As a percent of total revenue, research and development expenses decreased to 22.1% in the three months ended June 30, 2004 from 26.2% in the three months ended June 30, 2003 due to the growth rate of total revenue outpacing the growth rate of research and development expenses, and increased to 21.2% in the nine months ended June 30, 2004 from 19.5% in the nine months ended June 30, 2003.  We anticipate that research and development expenses will continue to increase in absolute dollars in the future.

Sales and Marketing.  Sales and marketing expenses consist primarily of salaries, commissions, travel, promotional and advertising costs.  Our sales and marketing expenses increased by 22.0%, or $586,000, to $3.2 million for the three months ended June 30, 2004 from $2.7 million for the three months ended June 30, 2003, and increased by 2.1%, or $177,000, to $8.6 million for the nine months ended June 30, 2004 from $8.4 million for the nine months ended June 30, 2003.  These increases were primarily due to higher distributor and sales commissions as a result of increases in total revenue.   Sales and marketing headcount increased to 48 at June 30, 2004 from 47 at June 30, 2003.  As a percent of total revenue, sales and marketing expenses decreased to 29.6% in the three months ended June 30, 2004 from 35.4% in the three months ended June 30, 2003, and decreased to 28.2% in the nine months ended June 30, 2004 from 31.6% in the nine months ended June 30, 2003.    We expect that sales and marketing expenses will increase in absolute dollars in future periods as we further expand our global sales and support organization.

General and Administrative.  General and administrative expenses include corporate, finance, human resource, administrative, legal and consulting expenses.  Our general and administrative expenses increased by 52.0%, or $1.2 million, to $3.7 million for the three months ended June 30, 2004 from $2.5 million for the three months ended June 30, 2003, and increased by 51.8%, or $3.8 million, to $11.1 million for the nine months ended June 30, 2004 from $7.3 million for the nine months ended June 30, 2003.  As a percent of total revenue, general and administrative expenses increased to 34.1% for the three months ended June 30, 2004 from 32.7% for the three months ended June 30, 2003, and increased to 36.5% for the nine months ended June 30, 2004 from 27.5% for the nine months ended June 30, 2003.  The increases in general and administrative expenses were primarily due to legal fees related to our litigation with Synopsys.  Legal fees related to our litigation with Synopsys increased by 60.0%, or $1.0 million, to $2.7 million for the three months ended June 30, 2004 from $1.7 million for the three months ended June 30, 2003, and increased by 63.1%, or $3.3 million, to $8.5 million for the nine months ended June 30, 2004 from $5.2 million for the nine months ended June 30, 2003.  General and administrative headcount increased to 13 at June 30, 2004 from 11 at June 30, 2003.  We expect that general and administrative expenses will continue to increase in absolute dollars to support the growth of our future operations, as well as from increased legal fees, liability insurance and the costs of public company compliance reporting.

Stock-Based Compensation.  Stock-based compensation expense decreased by 17.5%, or $40,000, to $189,000 for the three months ended June 30, 2004 from $229,000 for the three months ended June 30, 2003, and decreased by 13.0%, or $94,000, to $631,000 for the nine months ended June 30, 2004 from $725,000 for the nine months ended June 30, 2003.  As a percent of total revenue, stock-based compensation expense decreased to 1.7% for the three months ended June 30, 2004 from 3.1% for the three months ended June 30, 2003, and decreased to 2.1% for the nine months ended June 30, 2004 from 2.7% for the nine months ended June 30, 2003 due to increases in revenue.

Interest Income

Interest income increased by 14.0%, or $31,000, to $253,000 for the three months ended June 30, 2004 from $222,000 for the three months ended June 30, 2003, and decreased by 2.0%, or $15,000, to $731,000 for the nine months ended June 30, 2004 from $746,000 for the nine months ended June 30, 2003.  As a percent of total revenue, interest income decreased to 2.3% for the three months ended June 30, 2004 from 3.0% for the three months ended June 30, 2003, and decreased to 2.4% for the nine months ended June 30, 2004 from 2.8% for the nine months ended June 30, 2003.

Other Expense, Net

Our other expense, net remained relatively small and was immaterial for the three and nine months ended June 30, 2004 and 2003.

Income Taxes

Based on current estimates, we project that our effective tax rate for fiscal 2004 will be approximately 22.6%.  The effective tax rate that we projected in prior quarters was 30.0%.  The decrease was caused primarily by the lowered projected annual income for fiscal 2004 and the adjustments made to the fiscal 2003 tax accrual based on the tax returns filed in June 2004. This resulted in a lower tax accrual for the quarter ended June 30, 2004, with an effective tax rate of approximately 10.9%.

The research tax credit provision in Section 41 of the Internal Revenue Code of 1986, as amended, expired on June 30, 2004. If the research credit is extended by Congress, our effective tax rate for fiscal 2004 may change.  Any extension of the credit will be taken into account in the quarter in which such legislation is enacted.

Liquidity and Capital Resources

As of June 30, 2004, we had cash, cash equivalents and short-term investments of $99.9 million and working capital of $86.5 million.

Net cash provided by operating activities was $5.9 million for the nine months ended June 30, 2004 and $8.6 million for the nine months ended June 30, 2003.  Net cash provided by operating activities for the nine months ended June 30, 2004 resulted primarily from net income and increases in accounts payable and deferred revenue, partially offset by a decrease in accrued liabilities and increase in prepaid expenses and other assets.  Net cash provided by operating activities for the nine months ended June 30, 2003 resulted primarily from net income, increases in deferred revenue and accrued liabilities and a decrease in accounts receivable, partially offset by increases in prepaid expenses and other current assets.

Net cash used in investing activities was $3.5 million for the nine months ended June 30, 2004 primarily related to the purchases of short-term investment securities.  Net cash provided by investing activities was $5.3 million for the nine months ended June 30, 2003 primarily related to the net proceeds from maturity of short-term investment securities and partially offset by purchases of property and equipment.

Net cash provided by financing activities was $2.0 million and $2.2 million for the nine months ended June 30, 2004 and 2003, respectively, consisting primarily of proceeds generated by stock option exercises and the employee stock purchase plan during both periods.

Capital expenditures were approximately $162,000 for the nine months ended June 30, 2004 and $452,000 for the nine months ended June 30, 2003.  Our capital expenditures consisted of purchases of computer equipment, software and office furniture and fixtures.  We expect to invest approximately $100,000 in the remainder of fiscal 2004 for similar assets.

As of June 30, 2004, we had no borrowings, lines of credit, outstanding equipment leases or lease lines.

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

Lease Commitments

We lease our facilities under various noncancelable operating leases.  In December 2002, we entered into a three-year operating lease for our current headquarters located in Santa Clara, California, which began in February 2003 and will expire in March 2006.  These noncancelable operating leases began expiring in October 2003.  Rent expense was $600,000 in fiscal 2002, $784,000 in fiscal 2003 and $558,000 for the nine months ended June 30, 2004.  As of September 30, 2003, the aggregate future noncancelable minimum rentals or operating leases are as follows (in thousands):

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

In November 2003, the Emerging Issues Task Force (“EITF”) reached an interim consensus on Issue 03-01, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investment” to require additional disclosure requirements for securities classified as available-for-sale or held-to-maturity for fiscal years ending after December 15, 2003.  In March 2004, the EITF reached a final consensus on this Issue and provided additional guidance in determining whether investment securities have an impairment which should be considered other-than-temporary in reporting periods after June 15, 2004.  The adoption of this Issue had no impact on our financial position, results of operations or cash flows.

Non-Audit Services of Independent Auditors

Our Audit Committee of the Board of Directors did not approve any non-audit services to be performed by our independent auditors, Deloitte & Touche LLP, during the three months ended June 30, 2004.

Factors Affecting Future Results

We have relied and expect to continue to rely on HSIM for a substantial majority of our revenue, and a decline in sales of licenses for HSIM could cause our revenue to decline.

Historically, we have derived substantially all of our revenue from HSIM.  We believe HSIM is the first hierarchical simulator that meets the circuit verification challenges of complex nanometer semiconductors.  We expect that the revenue from this product will continue to account for a substantial majority of our revenue for at least the remainder of fiscal 2004 and fiscal 2005.  The electronic design automation software market, including the market for hierarchical simulator software, is characterized by rapid technological change, frequent new product introductions, uncertain product life cycles and evolving industry standards.  If our competitors introduce new products, special bundling and/or offer aggressive pricing that compete with HSIM, our revenue could decline materially and our results of operations could be harmed.  For instance, in fiscal 2003 and the first three fiscal quarters of 2004, certain competitors were offering extremely competitive prices either by substantial discounting or bundling their products which resulted in a longer sales cycle for HSIM or delays by prospective customers in making their purchasing decisions.  Since we expect HSIM to continue to account for a substantial majority of our revenue for at least the remainder of fiscal 2004 and fiscal 2005, any factors adversely affecting the pricing of our licenses of or demand for HSIM, including competition or technological change, could cause our revenue to decline materially and our business to suffer.

Our revenue would decline substantially if our existing customers do not purchase additional licenses or renew existing time-based licenses and maintenance from us.

We rely on additional perpetual and time-based license revenue from our existing customers, as well as annual maintenance renewals for our perpetual licenses and renewals of our time-based licenses when they expire.  Even if we are successful in generating revenue from our software to new customers, if our existing customers do not purchase additional licenses of our software or renew their expired time-based licenses or annual maintenance for perpetual licenses, we would experience a substantial decline in revenue.  Through fiscal 2002, 2003 and the first three quarters of fiscal 2004, our revenue from perpetual licenses as a percent of total revenue has continued to decrease as a result of more customers’ preference to purchase time-based licenses, lower demand and average selling prices due to much tighter budgets.  Revenue from time-based licenses and maintenance has increased steadily over the last two years and we expect it to continue to increase.  For instance, for the nine months ended June 30, 2004, 76.3% of our total revenue was derived from time-based licenses and maintenance as compared to 63.5% for the nine months ended June 30, 2003.  As more of our revenue is attributable to time-based licenses, our revenue could decline materially if our customers do not renew their existing time-based licenses or purchase additional time-based licenses.

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

In February 2000, Synopsys filed a complaint in the Superior Court of the State of California in the County of Santa Clara (Case No. CV787950) against us and Dr. Deng, our President.  The complaint alleged breach of contract, breach of fiduciary trust, diversion of corporate opportunity and constructive trust.  In September 2001, Synopsys filed its second amended complaint, which added claims of inducing/aiding and abetting breach of fiduciary duty, including/aiding and abetting diversion of corporate opportunity, misappropriation of trade secrets, civil conspiracy, breach of confidence and unfair competition, and added as individual defendants Dr. Wang and our four other founders.  In September 2002, Synopsys filed a supplemental second amended complaint that contained supplemental allegations but added no new claims or parties.  In January 2003, the discovery referee issued orders creating rebuttable presumptions in favor of Synopsys on certain evidentiary issues to sanction us for erasure of certain computer files requested in discovery by Synopsys.  These rulings meant that we must prove at trial that we did not take or use Synopsys’ source code or other confidential information, rather than the usual requirement that Synopsys provide such proof in the first instance.    We filed a motion for reconsideration of this order and in March 2003, the court denied our motion, concluding that it was barred on procedural grounds.  In January 2003, Synopsys filed a third amended complaint, which contained supplemental allegations but added no new claims or parties.  We have filed an answer denying Synopsys’ allegations.  In August 2003, Synopsys filed several motions for terminating sanctions against us, which were heard in January 2004.  In June 2004, the Court ruled on Synopsys’ motions for terminating sanctions.  The Discovery Referee vacated the orders of January 2003 that created the rebuttable presumptions in favor of Synopsys, but issued new orders that are favorable to Synopsys and not favorable to us and the individual defendants.  These orders limit our defenses regarding the timing and the development of the initial HSIM source code and the evidence that we and the remaining individual defendants can present at trial. For purposes of trial, among other things, the orders established as facts that: (i) the first 60,000 lines of source code of HSIM and all the ideas and concepts reflected therein, to the extent they were not publicly known, were copied or derived from Synopsys’ source code or other Synopsys’ materials while the individual defendants were employed by Synopsys and (ii) we and the individual defendants acted in concert to intentionally alter, destroy, lose or misplace items requested in discovery and conceal evidence. These orders also struck the answer of one individual defendant, Jeh-Fu Tuan. The Discovery Referee denied Synopsys’ request to strike our answers and the answers of the remaining individual defendants.  Synopsys has requested unspecified damages of at least $25 million, an injunction, a constructive trust on unspecified intellectual property belonging to us and other relief.  Further, in September 2003, Synopsys notified us that it reserves the right to seek up to $80 million in punitive damages with respect to claims for which punitive damages are allowed under California Civil Code Section 3294, and up to $50 million in punitive damages with respect to the trade secret claims under California Civil Code Section 3426.3(c).  This action is currently in discovery.  The court has set the case for trial beginning on January 18, 2005.

We disagree with the Discovery Referee’s orders and believe that we have meritorious defenses to Synopsys’ allegations and claims.  We intend to continue to defend ourselves vigorously and the trial judge or jury can reach its own conclusions regarding Synopsys’ claims based upon the evidence presented at trial.  However, because of the inherent uncertainty of litigation in general, and the fact that the discovery related to this litigation is ongoing, we cannot assure you that we will ultimately prevail.  Should Synopsys ultimately succeed in the prosecution of its claims, we could be permanently enjoined from selling our software and deriving related maintenance revenue.  In addition, we could be required to pay substantial monetary damages to Synopsys.  Further, we could be enjoined preliminarily from selling our software during the course of the litigation.  Litigation such as the suit Synopsys has brought against us can take years to resolve and can be expensive to defend.  Although the final outcome of the litigation may not occur for some time, the parties periodically conduct evidence gathering, meet to discuss the status of the litigation and file motions and other requests for the court to act.  The results of these periodic activities, particularly the court’s decisions on current pending and future motions, could have the effect of determining the ultimate outcome of the litigation, either for or against us, prior to a trial on the merits, or strengthen or weaken our ability to assert claims and defenses.  For example, in November 2001, the court denied a motion brought by Synopsys for injunctive relief that, if granted, could have prevented us from selling our products.  If any of Synopsys’ motions ultimately prevail, our ability to defend ourselves against the claims brought against us in this litigation could be severely limited.  It is possible that our relationships with our customers will be seriously harmed in the future as a result of the Synopsys litigation.  Accordingly, an adverse judgment, if entered in favor of any Synopsys claim, could seriously harm our business, financial position and results of operations and cause our stock price to decline substantially.  In addition, the Synopsys allegations and claims, even if ultimately determined to be without merit, could be time consuming to defend, result in costly litigation, divert our management’s attention and resources, cause product shipment delays or require us to enter into royalty or license agreements.  These royalty or license agreements may not be available on terms acceptable to us, if at all, and the prosecution of the Synopsys allegations and claims could significantly harm our business, financial position and results of operations and cause our stock price to decline substantially.

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

In June 2003, Synopsys filed a second complaint in the United States District Court, Northern District of California, San Francisco Division (Case No. C03-2664 RS) against us, alleging that the our products, including but not limited to HSIM and HANEX software products, infringe Synopsys U.S. Patent No. 6,249,898 entitled “Methods and Systems for Reliability Analysis of CMOS VLSI Circuits Based on Stage Partitioning and Node Activities” (the “898 Patent”).  In July 2003, we filed an answer denying that we infringe the 898 Patent and asserting as defenses that the 898 Patent is invalid and unenforceable.  We also brought a declaratory judgment counterclaim seeking judgment that the 898 Patent is not infringed by us and that the 898 Patent is invalid and unenforceable.  In August 2003, Synopsys filed a motion to dismiss these defenses and counterclaims on the ground that we are barred from contesting the validity and enforceability of the 898 Patent based on the doctrine of assignor estoppel.  Synopsys’ motion also sought to strike our defenses of laches, patent misuse and unclean hands on the ground that we had not pleaded them with sufficient particularity.  We opposed Synopsys’ motions.  In October 2003, the court denied Synopsys’ motion to dismiss and strike the invalidity and unenforceability defenses and counterclaims and granted Synopsys’ motion to strike the laches, patent misuse and unclean hands defenses with leave to amend the pleadings.  In March 2004, Synopsys filed a motion for partial summary judgment on the ground that we are barred from contesting the validity and enforceability of the 898 Patent based on the doctrine of assignor estoppel.  In April 2004, the Court ruled that we are barred under the doctrine of assignor estoppel from asserting the 898 Patent is invalid or unenforceable by virtue of pre-assignment inequitable conduct.  The court issued a ruling construing the claims of the 898 patent in July 2004.  The court has set the case for trial beginning on April 25, 2005.

We believe that we have meritorious defenses to Synopsys’ claims and intend to defend ourselves vigorously.  However, because of the high degree of complexity of the intellectual property at issue, the inherent uncertainties of litigation in general and the preliminary nature of this litigation, we cannot assure you that we will ultimately prevail.  Should Synopsys ultimately succeed in the prosecution of its claims, we could be permanently enjoined from selling our software and deriving related maintenance revenue.  In addition, we may be required to pay substantial monetary damages to Synopsys.  Further, we could be enjoined preliminarily from selling our software during the course of the litigation.  Litigation such as the suit Synopsys has brought against us can take years to resolve and can be expensive to defend.  The court’s decisions on current pending and future motions could have the effect of determining the ultimate outcome of the litigation prior to a trial on the merits, or strengthen or weaken our ability to assert claims and defenses.  It is possible that our relationships with our customers will be seriously harmed in the future as a result of the Synopsys litigation.  Accordingly, an adverse judgment, if entered on any Synopsys claim, could seriously harm our business, financial position and results of operations and cause our stock price to decline substantially.  In addition, the Synopsys allegations and claims, even if ultimately determined to be without merit, could be time consuming to defend, result in costly litigation, divert our management’s attention and resources, cause product shipment delays or require us to enter into royalty or license agreements.  These royalty or license agreements may not be available on terms acceptable to us, if at all, and the prosecution of the Synopsys allegations and claims could significantly harm our business, financial position and results of operations and cause our stock price to decline substantially.  For instance, in January 2003 and June 2004, we reported certain negative rulings issued by the discovery referee with regard to the state litigation between us and Synopsys.  As a result, the stock price of our common stock was adversely impacted.

In July 2004, we and certain of our officers and directors were named in a securities class action lawsuit filed in the United States District Court for the Northern District of California.  The complaint asserts claims against our company, Sang S. Wang, An-Chang Deng, Tammy Shu-Hua Liu and Yen-Son Huang on behalf of a putative class of persons who purchased our stock between December 13, 2001 and June 11, 2004.  The class action alleges that the named defendants violated certain provisions of the Securities Exchange Act of 1934 by making materially false and misleading representations in press releases and financial statements filed with the SEC relating to our financial results.  The complaint’s allegations derive largely from allegations contained in the Synopsys trade secret litigation currently pending in California State Superior Court.  The case is in the preliminary stages, and it is not possible for us to quantify the impact, if any, on our company.  An unfavorable outcome in this case could have a material adverse effect on our business, financial condition, results of operations and cash flow.  In addition, the expense of defending any litigation may be costly and divert our attention from the day-to-day operations of the business.

If semiconductor design and manufacturing companies continue to experience recession or other conditions which impact their operating budgets, they may delay or cancel purchases of our software, which would reduce our revenues and cause our business to suffer.

The primary customers for our software are semiconductor design and manufacturing companies.  Any significant downturn in our customers’ markets, or domestic and global conditions, which result in the reduction of research and development budgets or the delay of software purchases, would likely result in a decline in demand for our software and services and could harm our business.  Since early 2000, the semiconductor industry had experienced a substantial decline in order volume and revenue and that downturn had continued until the second half of 2003 when semiconductor companies experienced some slow recovery in orders and end-users market demand.  Even though some semiconductor companies’ revenue and profitability have increased over the last several quarters, we have not seen and do not expect to see in the near future any material changes in our customers’ purchasing behavior or substantially increased budgets.  This could result in our customers delaying or canceling the purchase of our software.  Any of these occurrences could have a significant impact on our operating results, revenues and costs and may cause the market price of our common stock to decline or become more volatile.  For example, we experienced a substantial change in customers’ purchasing behavior during the three months ended March 31, 2003 due to the prolonged economic downturn and concerns for their own financial stability.  Consequently, as a cost-cutting measure, customers either suspended or reduced their capital budgets dramatically, which adversely affected our revenue.  In addition, we were unable to meet revenue and earnings expectations for the quarter ended March 31, 2003 and had to lower our revenue and earnings guidance for the quarter ended June 30, 2003 and fiscal 2003.  As a result, the market price of our common stock was negatively impacted.

In addition, the markets for semiconductor products are cyclical.  For example, in recent years certain Asian countries have experienced significant economic difficulties, including currency devaluation and instability, business failures and a depressed business environment.  These difficulties have triggered a significant downturn in the semiconductor market, resulting in reduced budgets for semiconductor design tools, which, in turn, has negatively impacted us.  We cannot predict what impact the recent prolonged economic slowdown or the slow recovery, and in particular, the semiconductor industry, will have on our business, but it may result in fewer purchases of licenses of our software, substitution to our lower priced configurations by customers who previously licensed our higher priced configurations or nonrenewal of time-based licenses or maintenance.  If our customers’ budgets do not increase with the slow recovery, the current slow recovery does not continue or the economic slowdown returns, we may not meet our revenue expectations for the fourth quarter of fiscal 2004 or fiscal 2004.

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

Approximately 74.1% and 76.8% of our total revenue for the nine months ended June 30, 2004 and 2003, respectively, was from our direct sales efforts.  Our software requires sophisticated sales efforts by experienced and knowledgeable personnel.  Competition for these individuals is intense due to the limited number of people available with the necessary sales experience and technical understanding of electronic design automation products.  Hiring customer service and support personnel is also very competitive in our industry due to the limited number of people available with the necessary technical skills.  Our sales and support staff consisted of 46 persons as of June 30, 2004.  If we are unable to successfully train and integrate sales and support personnel and continue to identify, hire, train and retain new qualified individuals, our revenue may not grow.

If we are unable to attract and retain qualified research and development personnel, our business will suffer.

There is a limited number of qualified software engineer and research and development personnel with the necessary experience and understanding of complex nanometer-scale semiconductor design products in the San Francisco Bay Area, where our primary facility is located.  The scarcity of qualified persons may cause us to incur higher compensation costs or require us to provide larger stock option grants.  We have a small research and development facility in Taiwan, out of which five of our engineers currently operate, to broaden the pool of software engineers from which we can recruit.  We cannot assure you that this strategy will help us satisfy our need for qualified personnel.  Further, we may encounter other difficulties with managing geographically separate research and development activities.  If we fail to attract, motivate and retain engineers and research and development personnel, we may be unable to develop or enhance our software, meet the demands of our customers in a timely manner or remain competitive and our business would suffer.

Because we rely on distributors for a large portion of our revenue, our revenue could decline if our existing distributors do not continue to purchase software licenses from us or represent us in those markets.

A majority of our sales outside North America and Europe are conducted through distributors.  Sales by our distributors accounted for approximately 25.9% and 23.2% of our total revenue in the nine months ended June 30, 2004 and 2003, respectively.  We rely on Marubeni Solutions as the exclusive distributor of our software in Japan.  Sales to Marubeni Solutions accounted for 17.0% and 14.1% of our total revenue in the nine months ended June 30, 2004 and 2003, respectively.  We cannot be certain that we will be able to attract distributors that market our software effectively or provide timely and cost effective user support and service.  Further, our agreements with our distributors do not obligate the distributor to purchase any amount of licenses of our software or sell licenses of our software.  Consequently, one or more of our distributors may not continue to represent our software or devote a sufficient amount of effort and resources to selling our licenses of software in their territories.  We may from time to time be forced to terminate relationships with distributors who do not maintain an appropriate level of sales.  We may also decide to sell our software in a particular territory directly and terminate relationships with a particular distributor.  As a result, our sales in a given territory may decrease substantially or cease until a suitable replacement distributor can be found or we are able to establish or provide adequate sales and support efforts for that territory.  Even if we are successful in selling licenses of our software through new distributors, the rate of growth of our total revenue could be harmed if our existing distributors do not continue to sell licenses of our software.

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

It is difficult for us to evaluate the degree to which these factors may reduce our sales because our revenue growth historically had masked the impact of these factors.  In addition, most of our costs are relatively fixed in the short term and our business may not grow rapidly enough to absorb the costs of our personnel and facilities.  As a result, we may be unable to reduce our expenses to avoid or minimize the negative impact on our quarterly operating results if anticipated revenue is not realized.  For example, for the three months ended March 31, 2003, our revenue and earnings fell short of our previous guidance and market expectation and we revised our guidance for the quarter ended June 30, 2003 and fiscal 2003 to project much lower revenue and earnings than previously given, which negatively impacted the trading price of our common stock.  Although we were able to achieve revenue and earnings results that met the revised guidance for the remaining quarters of fiscal 2003 and the first three quarters of fiscal 2004, we did not see any meaningful improvements in our customers’ spending pattern with the slow recovery and our outlook continues to be cautious.  Additionally, due to the expected increase in legal fees related to the defense of the litigation between us and Synopsys as the trial dates approach, we revised and lowered the earnings guidance for the fourth quarter of fiscal 2004.  These trends could materially affect our quarter to quarter operating results, which could negatively impact our stock price.

We may not succeed in creating market acceptance for CRITIC, HANEX and HSIMplus platform and its related post-layout options, and our operating results may decline as a result.

We released our second major product, LEXSIM, in May 2002, our third product, CRITIC, in December 2002, our fourth product, HANEX, in May 2003 and reconfigured LEXSIM into post-layout options for the new HSIMplus platform in May 2004.  To date, these products and options other than HSIM have accounted for only an immaterial portion of our revenue.  Even though we do not expect any product or option other than HSIM to account for a meaningful percentage of our total revenue until fiscal 2005, our future growth and profitability could be affected by our ability to increase sales of our other products and options.  Furthermore, marketing new products and options requires significant additional expenses and resources.  If we fail to market them successfully, our profitability may decline.

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

Our sales cycle, or the period between our initial contact with a potential customer and the customer’s purchase of a license of our software, generally ranges from three to six months but may be longer, particularly in the current challenging economic and business conditions.  We cannot predict the exact length of our sales cycle, which at times has exceeded six months.  The unpredictability of our sales cycle makes it difficult to plan our expenses and forecast our results of operations for any given period.  If we do not correctly predict the timing of our customers’ purchases, the amount of revenue we recognize in a given quarter could be negatively impacted, which could harm our operating results.  Our sales cycle may lengthen because of several factors, including:

•                  competition from other electronic design automation software vendors;

•                  limited and decreased capital spending due to weakness in the semiconductor industry and customers’ uncertainty about economic recovery;

•                  concerns regarding the on-going legal proceedings between us and Synopsys;

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

If we were to experience a delay in receipt of orders for our products, it could harm our ability to meet our forecasts or investors’ expectations for a given quarter and ultimately result in the decrease of our stock price.  Further, if our sales cycle unexpectedly lengthens in general, it would adversely affect the timing of our revenue recognition, which could cause us not to meet market expectations and cause our stock price to suffer.  For instance, for the three months ended March 31, 2003 and June 30, 2003, our revenue decreased as compared to the previous quarters because we experienced substantially reduced capital budgets and longer sales cycles, which negatively impacted our ability to receive orders and recognize revenue.

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

These royalty or licensing agreements may not be available on terms acceptable to us, if at all.  A successful claim of product infringement against us or our failure to license the infringed or similar technology could adversely affect our business.  We would not be able to sell licenses of the impacted software without exposing ourselves to litigation risk and damages or we may be required to redevelop the software which may not meet customers’ requirements and incur significant additional expense.  We may also lose market share.  Because we expect to derive a substantial majority of our revenue from HSIM for at least the remainder of fiscal 2004 and fiscal 2005, anything that would limit our ability to license HSIM would harm our business.

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

We have warranted that our software will operate substantially in accordance with our user documentation.  If our software fails to conform to these specifications, customers could demand a refund for the purchase price or assert and collect on claims for damages.

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

Customers outside North America accounted for 36.9% and 38.0% of our total revenue in the nine months ended June 30, 2004 and 2003, respectively.  We plan to increase our international sales activities, but we have limited resources and experience marketing and directly licensing our software internationally.

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

We expect that a substantial majority of our revenue will continue to come from sales of HSIM at least for the remainder of fiscal 2004 and fiscal 2005.  We depend on the growing use of circuit simulation and analysis software to design complex nanometer-scale semiconductors for use in portable consumer electronics, networking equipment and other applications.  The market for complex nanometer-scale semiconductors may not grow if customers choose to use other types of semiconductors that might be more affordable or available with shorter time-to-market schedules.  This could cause electronic equipment manufacturers to limit the number of new complex nanometer-scale semiconductors they design and would reduce their need for our software.  If demand for our software were to decline, we may choose to lower the prices of our software or we may sell fewer licenses and have lower maintenance renewal rates.  In addition, if equipment manufacturers do not widely adopt the use of complex nanometer-scale semiconductors or if there is a wide acceptance of alternative semiconductors that provide enhanced capabilities, the market price of our stock could decline due to our lower operating results or investors’ assessment that the growth potential for licenses of our software is limited.

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

Large electronic design automation vendors, such as Cadence, Mentor Graphics or Synopsys, may acquire or establish cooperative relationships with our other current competitors, including private companies.  For example, in February 2004, Synopsys acquired Accelerant Networks, a provider of technology for high-speed serial interfaces and Analog Design Automation, Inc., a provider of automated circuit optimization solutions for analog, mixed-signal and custom integrated circuits.  Because large electronic design automation vendors have significant financial and organizational resources, they may be able to further penetrate our markets by leveraging the technology and expertise of smaller companies and utilizing their own extensive distribution channels.  We expect that the electronic design automation product industry will continue to consolidate.  For example, Cadence completed its acquisition of Verplex Systems, Inc., a provider of formal verification electronic design software, in August 2003 and Q Design Automation, Inc., a provider of solutions for migrating and optimizing IC layout, in January 2004.  Mentor Graphics, Inc. also announced in June 2004 that it entered into an agreement to acquire 0-In Design Automation, Inc., a provider of assertion-based and formal verification solutions.  It is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share, which would harm our business and financial prospects.

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

The securities markets have experienced extreme price and volume fluctuations recently and the market prices of the securities of technology companies have been especially volatile.  This market volatility, as well as general economic or political conditions and any negative information related to the litigation between us and Synopsys, could reduce the market price of our common stock regardless of our operating performance.  In addition, our operating results could be below the expectations of investment analysts and investors and, in response, the market price of our common stock may decrease significantly and prevent investors from reselling their shares of our common stock at or above the price at which they purchased the shares.  Due to a majority of the outstanding common stock being owned by our founders and employees, we have limited day-to-day trading volumes, which may also cause our stock prices to experience higher volatility and prevent our stockholders from selling our common stock at a profit.  For example, in April 2003 we reported our financial results for the three months ended March 31, 2003, which were below previous guidance and market expectations.  Additionally, in January 2003 and June 2004, we reported certain negative rulings issued by the discovery referee with regard to the state litigation between us and Synopsys.  As a result of each of these events, the stock price of our common stock was adversely impacted.

Our growth could place a significant strain on our management systems and resources and we may be unable to effectively control our costs and implement our business strategies as a result.

Our total number of employees was 110 as of June 30, 2004, and we expect our headcount to increase significantly over the next 24 months.  Our productivity and the quality of our software may be adversely affected if we do not integrate, train and motivate our new employees quickly and effectively and manage our resources efficiently.  We also cannot be sure that our revenue will continue to grow at a sufficient rate to absorb the costs associated with the increased personnel.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We develop products primarily in the United States and sell those products primarily in North America, Europe and Japan.  Our revenue for sales outside of North America was approximately 31.9% in the three months ended June 30, 2004, 36.0% in the three months ended June 30, 2003, 36.9% in the nine months ended June 30, 2004 and 38.0% in the nine months ended June 30, 2003.  As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets.  As all of our sales are currently made in United States dollars, a strengthening of the United States dollar could make our software less competitive in foreign markets.

Our interest income is sensitive to changes in the general level of United States interest rates, particularly since the majority of our investments are in short-term instruments.  The fair value of fixed rate securities may be adversely impacted because of changes in short-term interest rates and credit ratings.  Therefore, our future interest income may be negatively affected by changes in interest rates or we may suffer principal losses if we were to sell securities that have declined in value because of changes in interest rates or issuer credit ratings.  A sensitivity analysis assuming a hypothetical 10% movement in interest rates applied to our cash equivalent and short-term investments balances at June 30, 2004 would change interest income by approximately $110,000 on an annual basis.  However, due to the nature of our short-term investments, we have concluded that we do not have material market risk exposure.  We do not hold or issue derivatives, derivative commodity instruments or other financial instruments for trading or speculative purposes.

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

As of June 30, 2004, our cash, cash equivalents and short-term investments consisted primarily of demand deposits, money market funds and corporate notes held by large institutions in the United States and agency securities of the United States government and state municipalities.

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

(b) Changes in internal controls.

There were no significant changes in our internal control over financial reporting during the period covered by this Quarterly Report that materially affected our internal control over financial reporting.

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

In February 2000, Synopsys filed a complaint in the Superior Court of the State of California in the County of Santa Clara (Case No. CV787950) against us and Dr. Deng, our President.  The complaint alleged breach of contract, breach of fiduciary trust, diversion of corporate opportunity and constructive trust.  In September 2001, Synopsys filed its second amended complaint, which added claims of inducing/aiding and abetting breach of fiduciary duty, including/aiding and abetting diversion of corporate opportunity, misappropriation of trade secrets, civil conspiracy, breach of confidence and unfair competition, and added as individual defendants Dr. Wang and our four other founders.  In September 2002, Synopsys filed a supplemental second amended complaint that contained supplemental allegations but added no new claims or parties.  In January 2003, the discovery referee issued orders creating rebuttable presumptions in favor of Synopsys on certain evidentiary issues to sanction us for erasure of certain computer files requested in discovery by Synopsys.  These rulings meant that we must prove at trial that we did not take or use Synopsys’ source code or other confidential information, rather than the usual requirement that Synopsys provide such proof in the first instance.    We filed a motion for reconsideration of this order and in March 2003, the court denied our motion, concluding that it was barred on procedural grounds.  In January 2003, Synopsys filed a third amended complaint, which contained supplemental allegations but added no new claims or parties.  We have filed an answer denying Synopsys’ allegations.  In August 2003, Synopsys filed several motions for terminating sanctions against us, which were heard in January 2004.  In June 2004, the Court ruled on Synopsys’ motions for terminating sanctions.  The Discovery Referee vacated the orders of January 2003 that created the rebuttable presumptions in favor of Synopsys, but issued new orders that are favorable to Synopsys and not favorable to us and the individual defendants.  These orders limit our defenses regarding the timing and the development of the initial HSIM source code and the evidence that we and the remaining individual defendants can present at trial. For purposes of trial, among other things, the orders established as facts that: (i) the first 60,000 lines of source code of HSIM and all the ideas and concepts reflected therein, to the extent they were not publicly known, were copied or derived from Synopsys’ source code or other Synopsys’ materials while the individual defendants were employed by Synopsys and (ii) we and the individual defendants acted in concert to intentionally alter, destroy, lose or misplace items requested in discovery and conceal evidence. These orders also struck the answer of one individual defendant, Jeh-Fu Tuan. The Discovery Referee denied Synopsys’ request to strike our answers and the answers of the remaining individual defendants.  Synopsys has requested unspecified damages of at least $25 million, an injunction, a constructive trust on unspecified intellectual property belonging to us and other relief.  Further, in September 2003, Synopsys notified us that it reserves the right to seek up to $80 million in punitive damages with respect to claims for which punitive damages are allowed under California Civil Code Section

3294, and up to $50 million in punitive damages with respect to the trade secret claims under California Civil Code Section 3426.3(c).  This action is currently in discovery.  The court has set the case for trial beginning on January 18, 2005.

We disagree with the Discover Referee’s orders and believe that we have meritorious defenses to Synopsys’ allegations and claims.  We intend to continue to defend ourselves vigorously and the trial judge or jury can reach its own conclusions regarding Synopsys’ claims based upon the evidence presented at trial.  However, because of the inherent uncertainty of litigation in general, and the fact that the discovery related to this litigation is ongoing, we cannot assure you that we will ultimately prevail.  Should Synopsys ultimately succeed in the prosecution of its claims, we could be permanently enjoined from selling our software and deriving related maintenance revenue.  In addition, we could be required to pay substantial monetary damages to Synopsys.  Further, we could be enjoined preliminarily from selling our software during the course of the litigation.  Litigation such as the suit Synopsys has brought against us can take years to resolve and can be expensive to defend.  Although the final outcome of the litigation may not occur for some time, the parties periodically conduct evidence gathering, meet to discuss the status of the litigation and file motions and other requests for the court to act.  The results of these periodic activities, particularly the court’s decisions on current pending and future motions, could have the effect of determining the ultimate outcome of the litigation, either for or against us, prior to a trial on the merits, or strengthen or weaken our ability to assert claims and defenses.  For example, in November 2001, the court denied a motion brought by Synopsys for injunctive relief that, if granted, could have prevented us from selling our products.  If any of Synopsys’ motions ultimately prevail, our ability to defend ourselves against the claims brought against us in this litigation could be severely limited.  It is possible that our relationships with our customers will be seriously harmed in the future as a result of the Synopsys litigation.  Accordingly, an adverse judgment, if entered in favor of any Synopsys claim, could seriously harm our business, financial position and results of operations and cause our stock price to decline substantially.  In addition, the Synopsys allegations and claims, even if ultimately determined to be without merit, could be time consuming to defend, result in costly litigation, divert our management’s attention and resources, cause product shipment delays or require us to enter into royalty or license agreements.  These royalty or license agreements may not be available on terms acceptable to us, if at all, and the prosecution of the Synopsys allegations and claims could significantly harm our business, financial position and results of operations and cause our stock price to decline substantially.

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

In June 2003, Synopsys filed a second complaint in the United States District Court, Northern District of California, San Francisco Division (Case No. C03-2664 RS) against us, alleging that the our products, including but not limited to HSIM and HANEX software products, infringe Synopsys U.S. Patent No. 6,249,898 entitled “Methods and Systems for Reliability Analysis of CMOS VLSI Circuits Based on Stage Partitioning and Node Activities” (the “898 Patent”).  In July 2003, we filed an answer denying that we infringe the 898 Patent and asserting as defenses that the 898 Patent is invalid and unenforceable.  We also brought a declaratory judgment counterclaim seeking judgment that the 898 Patent is not infringed by us and that the 898 Patent is invalid and unenforceable.  In August 2003, Synopsys filed a motion to dismiss these defenses and counterclaims on the ground that we are barred from contesting the validity and enforceability of the 898 Patent based on the doctrine of assignor estoppel.  Synopsys’ motion also sought to strike our defenses of laches, patent misuse and unclean hands on the ground that we had not pleaded them with sufficient particularity.  We opposed Synopsys’ motions.  In October 2003, the court denied Synopsys’ motion to dismiss and strike the invalidity and unenforceability defenses and counterclaims and granted Synopsys’ motion to strike the laches, patent misuse and unclean hands defenses with leave to amend the pleadings.  In March 2004, Synopsys filed a motion for partial summary judgment on the ground that we are barred from contesting the validity and enforceability of the 898 Patent based on the doctrine of assignor estoppel.  In April 2004, the Court ruled that we are barred under the doctrine of assignor estoppel from asserting the 898 Patent is invalid or unenforceable by virtue of pre-assignment inequitable conduct.  The court issued a ruling construing the claims of the 898 patent in July 2004.  The court has set the case for trial beginning on April 25, 2005.

We believe that we have meritorious defenses to Synopsys’ claims and intend to defend ourselves vigorously.  However, because of the high degree of complexity of the intellectual property at issue, the inherent uncertainties of litigation in general and the preliminary nature of this litigation, we cannot assure you that we will ultimately prevail.  Should Synopsys ultimately succeed in the prosecution of its claims, we could be permanently enjoined from selling our software and deriving related maintenance revenue.  In addition, we may be required to pay substantial monetary damages to Synopsys.  Further, we could be enjoined preliminarily from selling our software during the course of the litigation.  Litigation such as the suit

Synopsys has brought against us can take years to resolve and can be expensive to defend.  The court’s decisions on current pending and future motions could have the effect of determining the ultimate outcome of the litigation prior to a trial on the merits, or strengthen or weaken our ability to assert claims and defenses.  It is possible that our relationships with our customers will be seriously harmed in the future as a result of the Synopsys litigation.  Accordingly, an adverse judgment, if entered on any Synopsys claim, could seriously harm our business, financial position and results of operations and cause our stock price to decline substantially.  In addition, the Synopsys allegations and claims, even if ultimately determined to be without merit, could be time consuming to defend, result in costly litigation, divert our management’s attention and resources, cause product shipment delays or require us to enter into royalty or license agreements.  These royalty or license agreements may not be available on terms acceptable to us, if at all, and the prosecution of the Synopsys allegations and claims could significantly harm our business, financial position and results of operations and cause our stock price to decline substantially.  For instance, in January 2003 and June 2004, we reported certain negative rulings issued by the discovery referee with regard to the state litigation between us and Synopsys.  As a result, the stock price of our common stock was adversely impacted.

In July 2004, we and certain of our officers and directors were named in a securities class action lawsuit filed in the United States District Court for the Northern District of California.  The complaint asserts claims against our company, Sang S. Wang, An-Chang Deng, Tammy Shu-Hua Liu and Yen-Son Huang on behalf of a putative class of persons who purchased our stock between December 13, 2001 and June 11, 2004.  The class action alleges that the named defendants violated certain provisions of the Securities Exchange Act of 1934 by making materially false and misleading representations in press releases and financial statements filed with the SEC relating to our financial results.  The complaint’s allegations derive largely from allegations contained in the Synopsys trade secret litigation currently pending in California State Superior Court.  The case is in the preliminary stages, and it is not possible for us to quantify the impact, if any, on our company.  An unfavorable outcome in this case could have a material adverse effect on our business, financial condition, results of operations and cash flow.  In addition, the expense of defending any litigation may be costly and divert our attention from the day-to-day operations of the business.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

	Exhibit 31	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	Exhibit 32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

We furnished (not filed) two current reports on Form 8-K on April 14, 2004 in connection with our earnings release and the amendment and restatement of our Code of Ethics for Principal Executive and Senior Financial Officers.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NASSDA CORPORATION

July 30, 2004

	By:	/s/ Sang S. Wang
Sang S. Wang
Chief Executive Officer and Chairman (Principal Executive Officer)

	By:	/s/ Tammy S. Liu
Tammy S. Liu
Vice President of Finance and Administration and Chief Financial Officer (Principal Financial and Accounting Officer)