Form 10-K
period 2004-09-30
NASSDA CORP
filed 2004-12-14
CIK 1157624

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒                              Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended September 30, 2004

OR

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
2650 San Tomas Expressway Santa Clara, California 95051 (Address of principal executive offices, including zip code)
(408) 988-9988 (Registrant’s Telephone Number, including area code)

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing sale price of the Registrant’s common stock on March 31, 2004, the last business day of Registrant’s most recently completed second fiscal quarter, as reported on the Nasdaq National Market, was approximately $70,077,184. Shares of common stock held by each executive officer and director and by each person who may be deemed to be an affiliate of the Registrant have been excluded from this computation. The determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes. As of November 30, 2004, the Registrant had 27,457,621 shares of its common stock, $0.001 par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant has not incorporated by reference any documents into this Form 10-K.

NASSDA CORPORATION
ANNUAL REPORT ON FORM 10-K
For The Fiscal Year Ended September 30, 2004
TABLE OF CONTENTS

PART I

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 about Nassda Corporation (“Nassda,” “we,” “us” or “our company”). These statements include, among other things, statements concerning our future operations, financial condition and prospects, and business strategies. The words “may,” “will,” “continue,” “estimate,” “project,” “intend,” “believe,” “expect,” “anticipate” and other similar expressions generally identify forward-looking statements. Forward-looking statements in this Form 10-K include, but are not limited to, statements regarding the following: the effectiveness and advantages of our products, our marketing and product development strategies, factors relating to demand for our products, hiring of additional personnel, the proprietary nature of our products, including infringement and enforcement of proprietary rights, competition and our ability to compete, sufficiency of our facilities, the completion of the proposed merger between us and Synopsys and resolution of legal proceedings.

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

ITEM 1.   Business

Recent Developments

We are a leading provider of full-chip circuit simulation and analysis software for the design and verification of complex nanometer-scale semiconductors. By enabling semiconductor designers to identify and correct nanometer design problems, our software provides a number of key benefits to our customers, including an improved ability to achieve first silicon success, reduced chip production costs, accelerated time to market through shortened design cycles and enhanced chip performance.

We entered into an agreement of merger with Synopsys Inc. (“Synopsys”) and North Acquisition Sub, Inc., a wholly owned subsidiary of Synopsys, dated as of November 30, 2004 pursuant to which we agreed to be acquired by Synopsys in an all cash transaction for $7 per share. Subject to approvals by our stockholders and receipt of various regulatory approvals, we expect the consummation of the merger to occur during the first calendar quarter of 2005. Upon closing, all outstanding trade secret and patent infringement litigation by Synopsys against us and certain of our officers, directors and employees will be settled and our officers, directors and employees who are defendants in the litigation between Synopsys and us will make settlement payments to Synopsys in the aggregate amount of $61.6 million and will not exercise options to purchase our common stock valued at approximately $5.9 million. As a result of the litigation settlement, we recorded a one-time charge of $67.5 million in the quarter ended September 30, 2004. Accordingly, our net loss was $67.3 million for the quarter ended September 30, 2004 and $64.9 million for the fiscal year ended September 30, 2004.

Overview

We believe that our first product, HSIM, is the electronic design automation (EDA) industry’s first hierarchical circuit simulator that meets the detailed verification challenges of today’s integrated circuit designs. We believe that our second product, LEXSIM, is the first tool able to simulate the nanometer effects of both the power network and signal interconnects for complex integrated circuits, or ICs, with millions of transistors and extracted parasitic elements. We believe that our third product, CRITIC, is the first tool able to provide accurate analysis of nanometer effects automatically on critical signal paths and clock networks for complex, high-performance digital ICs designed with high-end applications specific integrated circuits (ASIC) or customer-owned tooling (COT) flows. In May 2003, we released our fourth product, HANEX, which we believe to be the first hybrid timing analysis tool to automatically identify critical paths and report timing violations, which incorporate the impact of crosstalk effects on signal delays in high-speed custom digital ICs.

In April 2004, we released the HSIMplus platform for the comprehensive simulation and analysis of high-performance analog, mixed-signal, memory and system-on-chip designs including important post-layout effects. The platform, based on version 5.0 of our HSIM hierarchical simulator, includes technologies first deployed in LEXSIM and provides a suite of advanced circuit analyses and post-layout analyses for ICs manufactured in 130 nanometer processes and below. These analyses address major concerns of nanometer IC designers including reliability of power and signal networks, the timing impact of dynamic voltage drop in power networks, dynamic crosstalk noise due to coupling capacitance and MOSFET device reliability. The LEXSIM product was no longer offered for sale as a separate product as of August 2004, since all of its features are now supported by the HSIMplus platform.

We were incorporated in California in August 1998. We reincorporated in Delaware in September 2001. Our principal executive offices are located at 2650 San Tomas Expressway, Santa Clara, California 95051. Our telephone number at that location is (408) 988-9988.

Available Information

We are subject to the reporting requirements under the Securities Exchange Act of 1934. Consequently, we are required to file reports and information with the Securities and Exchange Commission (SEC), including reports on the following forms: annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. These reports and other information concerning our company may be accessed through the SEC’s website at http://www.sec.gov. The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

You may also find on our website at http://www.nassda.com electronic copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. We place these filings on our website as soon as reasonably possible after they are filed with the SEC. The content of our website is not incorporated by reference in this Annual Report on Form 10-K.

Industry Background

Technological advances in the semiconductor industry have stimulated strong demand for communications equipment, personal computers, wireless devices, digital consumer and other semiconductor-based products. Competition and the rapid pace of electronic innovation have also decreased the life cycles of these products, making time to market critical to the success of new product introductions. Electronics manufacturers have been able to offer smaller, higher performance products by using faster and more complex semiconductors. These advances have been driven in significant part by reductions in the size of semiconductor circuit elements, or feature sizes. Feature sizes have shrunk from 3.0 microns in the 1980s to 0.5 microns ten years ago and 0.09 microns, or 90 nanometers, today. Several semiconductor companies have begun their efforts of developing the technology necessary for feature sizes that are 65 nanometers and below. We believe that the proportion of chips with feature sizes at or below 0.18 microns, which we refer to as nanometer-scale semiconductors, will increase significantly in the future.

Decreasing feature sizes have enabled the development of higher capacity and more complex memory and processor circuits, as well as systems-on-a-chip, or SoCs. SoCs combine traditionally separate microprocessor, memory and communications devices onto a single chip. Mixed-signal designs combine both analog and digital circuits. Today’s SoCs typically incorporate embedded memory blocks with digital and analog circuit components. SoCs offer significant cost, power and performance advantages over systems that use discrete chips to achieve the same functionality.

Complex Nanometer-Scale Semiconductor Design Flow

The sequence of procedures used to develop and verify integrated circuit designs is commonly referred to as the IC design flow. This design flow can be broadly divided into two types: a digital design flow and a custom design flow, including analog, mixed-signal and memory designs. Complex SoCs devices that incorporate multiple memory and analog components use separate design flows for the analog/mixed—signal/memory and digital portions of the design. The digital design flow is relatively straightforward and designers can use simple models of the logic gates to describe the design. Analog, mixed-signal and memory components require a more complex design flow that models the circuit at the transistor level to account for the greater circuit sensitivity to transistor behavior and electrical effects from the interconnects, or the wires connecting individual transistors.

As semiconductor designs continue to incorporate increasingly smaller nanometer-scale feature sizes, circuit simulation and analysis in both the digital and custom design flows become more critical to ensure that chips function correctly. In nanometer-scale semiconductors, transistors and interconnects are so densely packed that the different components of a chip may interact in unintended ways and interfere with the proper functioning of the whole chip. The pre-layout verification stage assumes that the wiring or interconnect is ideal and these effects are either ignored or crudely estimated in the analysis. These effects can be more accurately analyzed after the design has been committed to a specific layout for a silicon chip. This is known as the post-layout stage of the design process. Most of these unintended physical and electrical interactions, or parasitic effects, are negligible at larger feature sizes and thus have traditionally been ignored in chip designs. As designs become more dense, however, accurate circuit simulation and analysis of transistor behavior and parasitic effects become fundamentally critical to the successful design and manufacture of complex nanometer-scale semiconductors.

Challenges of Complex Nanometer-Scale Semiconductor Design and Verification

The trends toward nanometer-scale feature sizes and the increased use of embedded memories, analog and mixed-signal components have created new challenges for detailed simulation and analysis of designs prior to manufacture. In addition, the integration of designs from third-party suppliers, known as intellectual property, or IP, such as processor cores, into SoCs dramatically increases the total transistor count, thus creating additional potential points of failure. As feature sizes decrease, the parasitic effects that occur in nanometer-scale analog and mixed-signal and memory circuits make the design and analysis of these circuits increasingly more difficult than digital circuits. As a result, circuit verification of complex nanometer-scale semiconductor designs requires sophisticated simulation and analysis of the following:

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

•       Timing behavior.   Electrical signals must move through a semiconductor at precise time intervals in order for the chip to function properly at the specified operating frequency. As feature sizes continue to shrink, it becomes increasingly difficult to determine the impact of parasitic effects on the timing of signal propagation. This makes it more difficult to determine whether the signal timing for the entire nanometer-scale semiconductor design is correct because there are numerous possible signal paths and all signals must work consistently and synchronously.

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

•       Electrical supply.   Maintaining appropriate electrical supplies to all components of a chip is crucial for proper chip performance. As the complexity of nanometer-scale semiconductors increases, it becomes difficult to predict the impact of fluctuations in local electrical supply voltages. This problem is exacerbated when the overall supply voltage level decreases in supporting smaller feature-sized circuits and lower power consumption. These supply voltage fluctuations can lead to circuit performance degradation or functionality failure.

•       Signal integrity.   Feature size reductions have decreased the distances between interconnects. These reduced distances increase the likelihood of unintended interference between signals flowing through adjacent wires. This problem is exacerbated by high-speed designs and the use of mixed-signal circuits in which analog components are particularly susceptible to interference from nearby devices. As the feature sizes decrease to 0.13 microns or lower, the non-digital device behavior may also cause signal integrity degradation and must be addressed.

•       Nonlinear device behavior.   The nonlinear device behavior at the 0.13 micron process node or below is an intrinsic nature of semiconductor device physics, which can complicate the behavior found in circuits with larger feature sizes. Under nanometer-scale conditions, certain presumed digital circuit operations may exhibit analog circuit behavior unexpected by the designer, which must be addressed to achieve a successful design.

•       Thermal effects.   As currents pass through devices in a circuit, heat is generated. In a dense circuit operating at a high clock frequency, excessive heat may raise the chip temperature and cause the circuit to change functionality. Thermal effects usually cause high temperature circuit component areas (hot spots) to operate at reduced signal speeds and therefore create overall chip performance degradation and possible functional errors.

•       Spectral behavior.   Semiconductors for communications applications are required to operate within a limited range of the radio frequency spectrum. The verification process for chips that incorporate radio frequency components must confirm that the chips are operating within the specified spectrum to avoid unwanted signal distortion and interference.

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

Designers using traditional simulation software must perform partial simulations by partitioning the circuit into smaller blocks and verifying them independently. Independent simulation and analysis of these blocks alone may lead to a potential for error when these independent blocks are ultimately integrated to form the entire chip. For example, when all components are brought together, inconsistent signal exchanges among adjacent blocks, subtle timing errors or an excessive local supply voltage drop can cause a design to fail, or total power usage may exceed specified limits. If the design fails, the chip must be redesigned and remanufactured, which can be time consuming and costly. We believe that the cost for the redesign and remanufacture of a flawed semiconductor may be $1.0 million or more for a 0.13 micron semiconductor. We expect this cost to increase substantially for semiconductors with feature sizes below 0.13 microns.

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

The Nassda Solution

We provide full-chip circuit simulation and analysis software solutions for the design and verification of complex nanometer-scale semiconductor designs. Our software helps our customers reduce time to market and achieve first silicon success by simulating and analyzing complex chip designs rapidly and accurately. Our software assists semiconductor designers to confirm that their designs perform correctly at the pre-layout and post-layout verification stages. In particular, our software enables our customers to simulate and analyze the behavior of designs at the level of the semiconductor’s smallest and most fundamental circuit structures, consisting of transistors and interconnect elements such as resistors, capacitors and inductors.

Our software provides the following key benefits to our customers:

•       First silicon success and reduced production cost.   By enabling designers of complex chips to accurately verify their designs before they are released for the manufacture of prototype semiconductors, a step in the design process known as tapeout, our software can help customers achieve first silicon success. Our customers benefit by reducing or avoiding the significant costs and delays associated with repeatedly redesigning and remanufacturing their chips when these chips fail to function correctly after manufacturing.

•       Accelerated time to market through shortened design cycles.   Our software has the ability to rapidly simulate and analyze complex nanometer-scale semiconductor designs, which assists our customers in shortening their design cycles and accelerating their products’ time to market. Time to market is critical to our customers’ ability to remain competitive and capture market share.

•       Enhanced chip performance and reliability.   Our software is developed to help our customers design and produce faster, lower power and more reliable chips. Our software’s capacity enables customers to simulate designs that are significantly more complex without sacrificing quality of results. We believe that by enabling customers to simulate and analyze large, highly complex designs rapidly and accurately, our customers can develop more reliable products with higher performance and lower power consumption. Our software’s efficient processing time also enables our customers to optimize their designs through additional analyses without lengthening the design cycle.

•       Broad application.   Designers can use our software in several stages of the semiconductor design flow. Early in the design process, our software helps designers to design and optimize circuit blocks, as well as to characterize IP cores. Later, at the post-layout stage of the design process, our software assists customers to simulate, analyze and optimize timing and power behavior to determine whether the entire chip will function correctly and meet functionality, power and timing specifications. Our software also is applicable to a wide range of semiconductor product categories ranging from analog, mixed-signal, memory, and SoC to high-speed ASIC and custom digital circuits. The capabilities provided by our software go beyond circuit simulation and include hybrid timing analysis, supply voltage fluctuation analysis, and power and signal interconnect current density reliability analyses.

•       Ease of adoption and integration.   We designed our software to be easy to learn, use and integrate into a customer’s existing design environment. Because our software is compatible with standard file formats supported in most design environments such as SPICE, DSPF and SPEF, the integration becomes straightforward and most designers require minimal training to become proficient users.

Key features of our software include the following:

•       High capacity.   Our software is designed to simulate and analyze chips of up to a billion transistors efficiently and accurately. Our software accomplishes this through our hierarchical database technology that stores repeated instances of identical subcircuits efficiently, thereby reducing memory usage substantially and increasing simulation capacity. Identical subcircuits need to be captured and maintained only once, which makes the simulation more efficient and consumes less computer memory. As a result, our software is capable of performing simulation and analysis of significantly larger designs at the transistor level than traditional circuit simulators. In addition, at the post-layout stage, the number of extracted parasitic elements can be as high as tens to hundreds of millions. Our software can read in these elements in tens of gigabytes of data volume and manage to process them and create reduced equivalent network structures for final simulation and analyses. We believe that our software is the most capable simulator in handling large post-layout circuit verification on the market today.

•       Full-chip simulation capability.   The capacity afforded by our hierarchical technology enables our software to simulate and analyze not just large circuit blocks but also full-chip designs rapidly. Full-chip simulation is critical in verifying complex nanometer-scale designs because the circuit behavior of individual blocks may differ from the behavior of those blocks in a full-chip environment and it is necessary to ascertain the functionality, timing and power behavior of the chip as a whole. Only through such full-chip verification and analyses can a complex nanometer-scale silicon success be assured.

•       Speed and accuracy.   In addition to increased capacity, our hierarchical database and simulation algorithms also substantially reduce the computing time required for complex circuit simulation and analysis. Relative to traditional circuit simulation software, our software generates results more efficiently. Shorter turnaround time for each simulation can help reduce the design and verification cycle and allow more thorough analyses at circuit level. By analyzing the design at the transistor level, our software achieves a higher level of accuracy as compared to that of the gate-level or the switch-level simulators. It also gives more reliable simulation results and correlates with real silicon more closely than those from the gate-level or switch-level simulators. By applying the hybrid analysis approach, as found in our HANEX product, to digital circuits, there is no need to use test vectors as otherwise would be required in simulation and hence the overall analysis efficiency can be increased significantly.

•       Digital, analog and memory circuit simulation.   Our software is designed to concurrently simulate digital, analog and memory circuit components found inside an entire chip. We believe this full-chip concurrent analysis capability for various types of components is critical to designers who would otherwise have to use multiple software to test these different components separately. Independent analysis of separate blocks may not ensure that the entire design will perform as intended when the blocks are integrated. To ensure the overall product specifications are met, concurrent simulation and analyses are necessary to provide the final verification of an integrated circuit with its various analog, digital and memory components.

•       Timing analysis.   Our software conducts timing simulations and employs various timing analysis methods to report timing problems to designers. By analyzing the design at the transistor level, our software provides accurate timing information not available in digital simulators or analyzers performing at the logic gate level. Our software can also analyze timing changes due to electrical, temperature and manufacturing variations so that designers can determine whether the design will operate properly under varied operating conditions. Among the electrical influences, capacitance between signal interconnects may cause serious changes to signal delays as the feature size goes below 130 nm. Our software analyzes the coupling capacitance effects on delays accurately and provides dependable timing analysis results.

•       Power and reliability analysis.   The analysis capabilities of our software predict the power consumption with detailed accuracy in complex nanometer-scale designs. Because our software predicts power usage and localizes unintended power loss quickly and accurately, entire designs can be optimized to provide the desired performance with reduced power consumption. Our software further uses the calculated currents on power and signal interconnects to identify current density reliability problems in these metal-wiring structures. Such metal migration problems usually will not appear initially during chip operations and thus can be very difficult to detect. After a period of time, the conductivity of the metal interconnect becomes eroded, timing errors emerge and even wire breakdown may occur when an excessive local metal migration takes place, which will cause chip functionality failures. Because our products provide sufficient speed and capacity, these effects can be analyzed prior to chip manufacture.

•       Simulation of parasitic effects.   Our software is engineered to simulate the electrical problems at the post-layout stage caused by the parasitic effects existing in complex nanometer-scale semiconductors. These parasitic effects, if not fully understood and analyzed, can cause silicon failures. For example, our software simulates signal integrity problems associated with interference among interconnects that obscure real signals. Signal oscillations or reference voltage bouncing due to inductance effects can also degrade signal integrity. Additionally, our software is designed to accurately simulate the effects of electrical supply voltage drops on performance and handle the introduction of large amount of parasitic data without significant speed reduction as compared to traditional simulation tools.

Products

HSIM provides full-chip circuit simulation, analysis and optimization of complex nanometer-scale semiconductors. HSIM combines the simulation of functionality, timing, power, signal integrity, spectral behavior and related parasitic effects to allow comprehensive analysis of complex circuits in many design styles. To meet our customers’ diversified needs, we offer HSIM in three separate configurations: HSIM-XL, HSIM-MS and HSIM-SC.

Our HSIM-XL, the highest capacity configuration of HSIM, is designed for simulation of memories, SoCs and other large, complex designs containing 10 million transistors or more. HSIM-XL’s high capacity is designed to enable simulation of complex nanometer-scale chips at both the pre-layout and the more computationally intensive post-layout phases of the semiconductor design flow.

Our HSIM-MS configuration is designed to provide high speed simulation and analysis of mixed-signal designs and other circuits containing up to 10 million transistors. Relative to traditional circuit simulators, HSIM-MS operates significantly faster and with greater accuracy for the mid-ranged circuit sizes. Like HSIM-XL, HSIM-MS can be used to simulate chips at both the pre-layout and post-layout stages of the design flow, although post-layout simulation of very complex nanometer-scale designs may require HSIM-XL or options from the HSIMplus platform.

Our HSIM-SC configuration is designed for rapid and accurate simulation of smaller analog and mixed-signal circuits of up to 100,000 transistors. HSIM-SC is used primarily during the initial design stages of these semiconductors or for block level design verification and optimization. It is also often used for cell library and small memory intellectual property characterizations.

HSIMplus is our software platform built on the HSIM simulator to provide a highly integrated solution for nanometer-scale IC design challenges, including options for dynamic voltage drop analysis considering the timing impact of supply voltage variations; reliability analysis of supply voltage and signal interconnects; signal coupling and crosstalk interference effects; and analysis of performance degradation due to aging of transistors. Other options include integration with the popular analog design environment from Cadence Design Systems, Inc., integrations with digital simulators that work at a higher level of abstraction, as well as automatic circuit design rules screening and checking for detecting potential flaws.

HSIMplus employs sophisticated techniques to read in high volume post-layout parasitic data and reduce parasitic networks associated with voltage supply, ground busses and signal interconnects. It can also back annotate the extracted post-layout parasitics onto the pre-layout hierarchical netlist of a given design. This combination of techniques enables HSIMplus to provide the highest capacity and speed for effective post-layout simulation of large nanometer-scale ICs. In particular, HSIMplus is effective in its dynamic supply voltage drop simulation so that designers can use it to investigate the circuit performance degradation caused by such supply voltage variations. As process technology migrates to feature sizes of 0.13 microns or lower, supply voltage fluctuation problems become increasingly severe. The ability of HSIMplus to predict dynamic instantaneous supply voltage drop effects on circuit behavior helps reduce silicon iterations and get commercially shippable semiconductor products to market sooner.

CRITIC is a full-chip critical timing delay calculator designed for rapid post-layout timing verification of high-speed ASIC and cell-based digital ICs, including their associated clock networks. CRITIC complements traditional gate-level based static timing analysis verification methods with fast, accurate transistor-level analysis of timing performance of circuits using nanometer process technologies of 0.13 microns and lower. The important cross coupling capacitance effects on delay are fully accounted in CRITIC to assure the analysis accuracy. CRITIC automates such post-layout timing delay analysis of both signal nets and clock nets with minimal designer intervention, which can help designers to ensure their final timing sign off.

HANEX is a circuit-level hybrid timing and crosstalk analysis tool for leading-edge custom digital designs, which can also accept various logic circuit design styles. HANEX analyzes the timing of nanometer-scale circuits and determines critical delay paths using a combination of dynamic and static methods that accurately capture nanometer parasitic effects on circuit signal delays and reduce the number of false paths reported. Without test vectors, HANEX can identify worst-case critical signal delay paths that limit the maximum speed of the circuitry. HANEX fills the gap between static analysis methods and the increasing requirements for more accurate timing analysis to ensure successful silicon for leading-edge high-performance designs. We believe HANEX delivers results with the accuracy of dynamic simulation and the speed and comprehensive coverage of static analysis. As a result, we believe HANEX helps custom digital IC designers gain detailed timing results with SPICE-like accuracy in hours, improved substantially from the days or weeks required by traditional simulation approaches or from the less accurate, less reliable results from pure static timing analyzers.

To date, we have derived substantially all of our software licensing and maintenance fees from the licensing and support of HSIM. If we remain a stand-alone company, we do not expect the HSIMplus options, CRITIC and HANEX to account for any meaningful percent of our total revenue until the second half of fiscal 2005.

Customers

Our software has been licensed to over 250 organizations worldwide. Based upon revenues generated from inception to September 30, 2004, the following table lists our top 20 end users and what we believe to be the types of designs for which they use our software:

End User	Communications	Memory	Analog/ Mixed Signal	CPU/MCU
Advanced Micro Devices, Inc.	✓	✓		✓
Altera Corporation	✓		✓
Broadcom Corporation	✓	✓	✓
Fujitsu Limited	✓	✓	✓	✓
Hitachi, Ltd.		✓	✓	✓
Matsushita Electric Industrial Co., Ltd.	✓	✓	✓
Mitsubishi Corporation	✓	✓	✓	✓
Micron Technology, Inc.		✓	✓
National Semiconductor Corporation	✓		✓
Name Withheld at Request of Customer	✓	✓	✓	✓
NEC Electronics Corporation	✓	✓	✓	✓
Philips Electronics Nederland B.V.	✓	✓	✓
Samsung Electronics Co., Ltd.	✓	✓	✓	✓
SanDisk Corporation		✓
STMicroelectronics	✓	✓	✓	✓
Texas Instruments, Inc.	✓		✓
Toshiba Corporation	✓	✓	✓	✓
VIA Technologies, Inc.	✓		✓	✓
Virage Logic Corporation		✓
Xilinx, Inc.	✓		✓

In our fiscal years ended September 30, 2002 (“fiscal 2002”), 2003 (“fiscal 2003”) and 2004 (“fiscal 2004), Marubeni Solutions, our Japanese distributor, accounted for approximately 19.4%, 15.5% and 18.2% of our total revenue, respectively. In fiscal 2003, Broadcom Corporation accounted for approximately 10.5% of our total revenue. No other customer or distributor accounted for more than 10% of our total revenue during any of these periods.

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

•       Effective parasitic reduction.   The interconnects for nanometer-scale semiconductors are modeled as networks of individual parasitic elements, such as resistors, capacitors and inductors. By simulating the parasitic effects, a designer can determine how these networks are likely to interfere with the intended functionality and the timing behavior of the design. As the number of transistors in a design increases and feature size decreases, the number of parasitic elements extracted from a given layout can increase substantially. Incorporation of the parasitic element data into a simulation may require a significant amount of memory storage which can exceed the capacity of traditional simulation tools. An excessive number of parasitic elements will generally slow down the simulation speed substantially and make the turnaround time of traditional simulation tools undesirable. Our parasitic reduction technology reduces the complexity of the parasitic data and therefore decreases the storage requirement, while at the same time improving simulation performance and retaining the desired accuracy.

•       Efficient signal integrity analysis.   Our software is designed to accurately simulate noise problems caused by signal interaction among adjacent interconnects through coupling capacitors and simulate electrical supply voltage fluctuation effects on the circuit behavior. Additionally, inductive parasitic effects can cause noise in the forms of circuit oscillations or ground bounces which are also simulated efficiently. Our software handles the introduction of these parasitic elements without significant speed degradation as compared to traditional simulation tools.

•       Hierarchical back annotation.   The HSIMplus platform optionally offers a proprietary technique that annotates parasitic elements from a flat extraction onto the pre-layout netlist of a design while maintaining the hierarchies in the pre-layout design. This technique enables our hierarchical simulation engine to be used for post-layout analysis without suffering from the performance degradation or circuit size limitation inherent in traditional solutions, and offers greater speed and capacity than HSIM alone for post-layout verification of the most complex semiconductor designs based on the flat extraction circuit data.

•       Hybrid timing analysis technology.   To improve the accuracy of pure static timing analysis, we developed HANEX, a new hybrid timing analysis that combines our static timing analysis and dynamic simulation to form a new generation timing analysis for complex nanometer-scale high-speed custom digital designs. Dynamic simulation provides high timing accuracy and static timing analysis detects worst-case timing delay paths without using any test vectors. Their combination creates a more ideal solution for analyzing timing behavior for high performance custom digital circuits. HANEX takes into account the crosstalk coupling effects on signal delays and reduce false critical paths often reported by traditional pure static timing analyzers. As process technology continues to migrate to smaller feature sizes, the accuracy of timing delay with reduced false paths will have an increasing importance in predicting the timing behavior of nanometer-scale designs.

Customer Service and Support

Our software is designed to be installed quickly and used effectively by our customers, thus minimizing the level of support required. However, our customers’ design activities are highly complex. We believe that high quality user service and support are critical to the success of our business. We have developed, and expect to continue to improve (to the extent we remain a stand-alone company), our comprehensive service and support organization to manage user accounts. As of September 30, 2004 we had 13 direct service and support offices worldwide.

Our service and support organization assists customers with product evaluation, installation and configuration. Our service and support organization also assists customers to resolve issues that arise from their complex design tasks. We generally respond to user support requests quickly and provide supplemental software patches to address individual user design issues. Effective execution of these tasks requires highly trained and skilled engineers familiar with our products, customers’ design tasks and with third-party products that may be used by the designer in connection with our software. We provide our support via electronic mail, our web site, facsimile, telephone and on-site as necessary.

Sales and Marketing

We sell our software directly through our sales force in North America and Europe and primarily indirectly through distributors in Asia. Revenue attributable to sales outside North America accounted for 42.0%, 39.6% and 36.1% of our total revenue in fiscal 2002, 2003 and 2004, respectively. While we continue to seek to diversify our user base and expand the portion of our total revenue which is derived from direct sales, we anticipate that to the extent we remain a stand-alone company, our operating results will continue to depend, to a lesser extent, on a relatively high volume of sales through a relatively small number of international distributors and other channel partners.

Direct sales

As of September 30, 2004, our direct sales and support staff consisted of 49 employees based in 16 sales and support offices. We have domestic direct sales and support offices in Scottsdale, Arizona; Santa Clara, California; Irvine, California; Cambridge, Massachusetts; Austin and Dallas, Texas; Redbank and Allendale, New Jersey; Brooklyn, New York and Sammamish, Washington. We also have direct sales and/or support offices in Vancouver, Canada; Grenoble, France; Munich, Germany; Bangalore, India; Israel; Singapore; and Taipei, Taiwan. Direct sales accounted for approximately 72.1%, 75.3% and 74.2% of our total revenue in fiscal 2002, 2003 and 2004, respectively. Our sales teams generally include sales managers and applications engineers for each territory. Our typical sales cycle ranges from three to six months and may be longer, particularly in today’s challenging economic and competitive environment.

Indirect sales

In addition to our direct sales strategy, we have established indirect sales channels through distributors in Asia. Currently, our software is distributed by an exclusive distributor in Japan and nonexclusive distributors in China, Hong Kong, Korea and Taiwan. Our relationships with distributors play a critical role in extending our reach to more customers. Revenue from distributors was approximately 27.9%, 24.7% and 25.8% of our total revenue in fiscal 2002, 2003 and 2004, respectively. Our distributors typically perform marketing, sales and technical support functions in their country or region. Our agreements with our distributors do not obligate the distributors to purchase or sell any minimum number of licenses of our software. Most arrangements provide incentives to the distributors to provide a small number of sales and support personnel dedicated to our software, provide basic support to end users and use their best efforts to jointly promote our software in their territory. We provide product enhancements and backup support for more complex questions and issues raised by end users who purchase our software through our distributors. Most of our distributor arrangements are for a term of one year and are renewed annually upon mutual consent. Generally, either party may terminate the arrangement for a material default by the other party or by written request within a specified period prior to the end of each annual term.

Revenue from Marubeni Solutions, our Japanese distributor, accounted for approximately 19.4%, 15.5% and 18.2% of our total revenue for fiscal 2002, 2003 and 2004, respectively. Marubeni Solutions accounted for 23.0% of our accounts receivable at September 30, 2002, 18.4% of our accounts receivable at September 30, 2003 and 29.3% of our accounts receivable at September 30, 2004.

Marketing

We focus our marketing efforts to create awareness of Nassda and our software and generate leads for our sales organization. Our strategy is to distinguish our software by its high capacity, accuracy and performance, ease of use and time to market advantages. We employ a wide variety of communication channels to inform customers and potential customers about our software. These channels include our web site, print and web advertising, public relations, live seminars, trade shows and technical publications.

Research and Development

We have invested significant time and resources in creating a structured process for undertaking all product development projects. This process involves key functional groups within our company and is designed to provide a framework for defining and addressing the steps required to bring product concepts and development projects to market successfully.

We have actively recruited engineers and software developers with expertise and degrees in computer science, semiconductor physics, electrical engineering and other engineering disciplines. As of September 30, 2004, we had 52 employees engaged in research and development activities, of whom 24 held doctorate degrees. Our research and development expenses were $5.5 million in fiscal 2002, $7.1 million in fiscal 2003 and $8.9 million in fiscal 2004.

Proprietary Rights

Our software relies on our internally developed intellectual property and other proprietary rights. We rely primarily on a combination of patent, copyright, trademark and trade secret laws, confidentiality procedures and contractual provisions to protect our intellectual property and other proprietary rights. However, we believe that these measures afford only limited protection. To date we have two patents issued by the U.S. Patent and Trademark Office. We have two registered trademarks, Nassda and HSIM, and four trademarks, CircuitCheck, CRITIC, HANEX and LEXSIM. We also generally enter into confidentiality agreements with our employees and technical consultants. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our software or obtain and use information that we regard as proprietary. Policing unauthorized use of our software is difficult and we are unable to determine the extent to which piracy of our software exists. In addition, the laws of some foreign countries do not protect our proprietary rights as fully as the laws of the United States. We are not aware that our software employs technologies that infringe any proprietary rights of third parties. We expect that software developers will increasingly be subject to infringement claims as the number of products and competitors in our industry segment grows and the functionality of products in different industry segments overlaps. Except as described under the heading “Legal Proceedings,” we are unaware of any claims that our software violates any other party’s proprietary rights.

Competition

We compete in markets that are intensely competitive and rapidly evolving. We face competition primarily from large electronic design automation software product vendors that provide software suites to perform a variety of design functions for all types of semiconductors. We have experienced and, to the extent we remain a stand-alone company, expect to continue to experience increased competition from current and potential competitors, many of which have significantly greater financial, technical, marketing and other resources.

Companies offering competitive products vary in scope and breadth. Our competitors include providers of general purpose semiconductor design and verification software such as Cadence Design Systems, Inc., Mentor Graphics Corporation, Synopsys, Inc. and various privately held companies. In addition, our software also competes with software developed internally by design groups of semiconductor companies.

While all of these organizations compete with us, some also have cooperative marketing or sales relationships with us.

We believe that the principal competitive factors in our market include:

•       high performance and accuracy;

•       short run time;

•       ease of use;

•       depth and breadth of product features;

•       high quality user support;

•       frequency of product updates;

•       conformance to industry standards;

•       interoperability; and

•       price.

We believe that we compete favorably on some of these factors. However, we expect competition in the electronic design automation software market for complex nanometer-scale semiconductors to increase significantly as new companies enter the market and current competitors expand their product lines and services. Many of these potential competitors are likely to enjoy substantial competitive advantages, including greater resources that can be devoted to the development, promotion and sale of their products. In addition, these potential competitors may have more established sales channels, broader product offerings, greater software development experience and/or greater name recognition.

Employees

As of September 30, 2004, we had 116 full time employees, of whom 52 were engaged in research and development, 51 in sales, user support services and marketing, and 13 in finance, administration and operations. None of our employees is represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good.

Executive Officers and Key Employees

The following table lists our executive officers and key employees and their ages as of September 30, 2004:

Name	Age	Position(s)
Sang S. Wang, Ph.D.	59	Chief Executive Officer and Chairman
An-Chang Deng, Ph.D.	49	President, Chief Operating Officer and Director
Tammy S. Liu	48	Chief Financial Officer and Vice President, Finance and Administration
John A. Yelinek	55	Vice President, Major Accounts
Dermott Lynch	43	Acting Vice President, Worldwide Sales and Support
Walter Chan	40	Vice President, Software Engineering
Iouri Feinberg	37	Vice President, Technology Research
Jeong-Tyng Li	47	Vice President, Digital Product Development
Andrei V. Tcherniaev, Ph.D.	40	Vice President, Simulation Core Technology
Graham P. Bell	48	Senior Director, Marketing

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

Dermott Lynch has served as our Acting Vice President, Worldwide Sales and Support since August 2004, Vice President, Domestic Sales from April 2004 to July 2004, Western Region Sales Director from November 2003 to March 2004 and Senior Sales Manager from June 2000 to October 2002. From June 1996 to May 2000, Mr. Lynch served in a variety of positions with Sente, Inc., a power analysis company, including Vice President of Business Development and International Sales. From 1993 to 1996, Mr. Lynch served in a variety of positions at Quad Design, a division of Viewlogic Systems, including Director of Technical Marketing.  Mr. Lynch holds a B.E. and a M.S. in Engineering from University College, Dublin, Ireland.

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

Iouri Feinberg, one of our co-founders, has served as our Vice President, Technology Research since September 2002 and Director of Technology Research from August 1998 to September 2002. Mr. Feinberg served as an Engineer Manager of the EPIC Design Technology Group of Synopsys from March 1997 to August 1998. From May 1995 to February 1997, Mr. Feinberg served in a variety of positions with EPIC Design Technology, including Senior Developer and Staff Engineer. Prior to joining EPIC Design Technology, Mr. Feinberg was a Senior Engineer of Silvaco Data Systems, an electronic design automation company. Mr. Feinberg holds a M.S. in computer science from St. Petersburg Engineering Academy.

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

ITEM 2.   Properties

Our principal offices consist of 23,716 square feet of leased office space in Santa Clara, California which house substantially all of our research and development and a majority of our domestic sales and support services employees, as well as all marketing, administration and finance employees. We maintain leased sales or support offices, each of which is 1,600 square feet or less, in or near Scottsdale, Arizona; Irvine, California; Austin and Dallas, Texas; Cambridge, Massachusetts; Grenoble, France; Munich, Germany; and Taipei, Taiwan. We also have sales or support centers in New Jersey, New York, Washington domestically and Canada, India, Israel and Singapore internationally. Other than the leases for our Santa Clara, California and Grenoble, France offices, none of the leases for our sales offices is of more than 12 months in duration.

ITEM 3.   Legal Proceedings

Synopsys has filed claims against us in state and federal court, which we refer to in this document as the State Court Action and the Federal Court Actions. These claims are based on the alleged facts and circumstances relating to the departure of our five founders from their employment at Synopsys, the founding of our company and the development and sale of HSIM and our other products. Each of our founders and Dr. Sang S. Wang, our Chief Executive Officer, became an employee of Synopsys when Synopsys acquired EPIC Design Technology in February 1997. Dr. Wang resigned from Synopsys in March 1998 and served as a consultant to Synopsys until June 1998. Dr. An-Chang Deng, our President, and our four other founders resigned from Synopsys at approximately the same time in August 1998 and became employees of our company immediately thereafter. Dr. Wang became an employee of our company in April 1999. None of Drs. Wang or Deng or our four other founders was subject to a noncompetition agreement with Synopsys at any time.

In February 2000, Synopsys filed a complaint in the Superior Court of the State of California in the County of Santa Clara (Case No. CV787950) against us and Dr. Deng, our President. The State Court Action complaint alleged breach of contract, breach of fiduciary trust, diversion of corporate opportunity and constructive trust. In September 2001, Synopsys filed its second amended complaint, which added claims of inducing/aiding and abetting breach of fiduciary duty, including/aiding and abetting diversion of corporate opportunity, misappropriation of trade secrets, civil conspiracy, breach of confidence and unfair competition, and added as individual defendants Dr. Wang and our four other founders. In September 2002, Synopsys filed a supplemental second amended complaint that contained supplemental allegations but added no new claims or parties. In January 2003, the discovery referee issued orders creating rebuttable presumptions in favor of Synopsys on certain evidentiary issues to sanction us for erasure of certain computer files requested in discovery by Synopsys. These rulings meant that we must prove at trial that we did not take or use Synopsys’ source code or other confidential information, rather than the usual requirement that Synopsys provide such proof in the first instance. We filed a motion for reconsideration of this order and in March 2003, the court denied our motion, concluding that it was barred on procedural grounds. In January 2003, Synopsys filed a third amended complaint, which contained supplemental allegations but added no new claims or parties. We have filed an answer denying Synopsys’ allegations. In August 2003, Synopsys filed several motions for terminating sanctions against us, which were heard in January 2004. In June 2004, the Court ruled on Synopsys’ motions for terminating sanctions. The Discovery Referee vacated the orders of January 2003 that created the rebuttable presumptions in favor of Synopsys, but issued new orders. These orders limit our defenses regarding the timing and the development of the initial HSIM source code and the evidence that we and the remaining individual defendants can present at trial. For purposes of trial, among other things, the orders established as facts that: (i) the first 60,000 lines of source code of HSIM and all the ideas and concepts reflected therein, to the extent they were not publicly known, were copied or derived from Synopsys’ source code or other Synopsys’ materials while the individual defendants were employed by Synopsys and (ii) we and the individual defendants acted in concert to intentionally alter, destroy, lose or misplace items requested in discovery and conceal evidence. These orders also struck the answer of one individual defendant, Jeh-Fu Tuan. The Discovery Referee denied Synopsys’ request to strike our answers and the answers of the remaining individual defendants. In August 2004, we filed a writ petition in the California Court of Appeal, Sixth Appellate District in San Jose, seeking to overturn these orders. In October 2004, the Court of Appeal requested that Synopsys file opposition to the petition and provided us with the opportunity to file a reply to Synopsys’ opposition. In October 2004, the Superior Court vacated the previously set January 2005 trial date and stayed all trial proceedings pending final determination of the writ proceedings. Synopsys has requested unspecified damages of at least $25 million, an injunction, a constructive trust on unspecified intellectual property belonging to us and other relief. Further, in September 2003, Synopsys notified us that it reserves the right to seek up to $80 million in punitive damages with respect to claims for which punitive damages are allowed under California Civil Code Section 3294, and up to $50 million in punitive damages with respect to the trade secret claims under California Civil Code Section 3426.3(c).

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

In September 2002, the U.S. Patent and Trademark Office granted our request for ex parte reexamination of the 053 Patent based on prior art not previously considered by the Patent Office. We moved to stay the federal litigation pending the outcome of the reexamination and the court granted our motion in December 2002. In August 2004, the U.S. Patent and Trademark Office issued a final rejection of all of the claims of the 053 Patent. Synopsys has appealed the final rejection to the U.S. Patent and Trademark Office Board of Patent Appeals and Interferences.

Activity on several other summary judgment motions has been suspended because the court stayed the federal litigation. In November 2002, Synopsys filed three motions for summary judgment. The first motion asked the court to enter judgment before trial that our products infringe the 053 Patent. The second motion asked the court to rule before trial against us on our defense that the 053 Patent is unenforceable because Synopsys committed inequitable conduct in obtaining the patent. We submitted oppositions to both of these motions. Synopsys’ third motion asked the court to rule before trial against us on our remaining antitrust counterclaims. Because of the court’s prior rulings against us on our other antitrust counterclaims, we did not oppose this motion. In November 2002, we also filed a summary judgment motion, which asked the court to enter judgment before trial that our products do not infringe the 053 Patent. Synopsys opposed this motion. The court issued its order staying the federal litigation before the parties’ reply briefs were due.

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

We entered into an agreement of merger dated as of November 30, 2004 with Synopsys and North Acquisition Sub, Inc., a Delaware corporation and wholly owned subsidiary of Synopsys (“Merger Sub”), pursuant to which, subject to satisfaction or waiver of the conditions therein, Merger Sub will merge with and into our company and we will become a wholly owned subsidiary of Synopsys. Subject to the consummation of the merger, Synopsys, our company and certain employees, officers and directors of our company, as applicable, have agreed to settle the State Court Action and the Federal Court Actions. In connection with the merger agreement, the parties have submitted stipulations in the State Court Action and Federal Court Actions to toll the proceedings pending the consummation of the merger. Pursuant to the tolling agreements, we, Synopsys and the individual defendants have agreed not to take further action with respect to the State Court Action and the Federal Court Actions during the period prior to the closing of the proposed merger. In the event that the proposed merger did not occur and the merger agreement were terminated, we, Synopsys and the individual defendants would no longer have any obligation to settle the State Court Action or the Federal Court Actions. We expect that if the merger did not occur and the merger agreement was terminated, that a period of time would be necessary for the applicable Courts to reschedule various hearings and trials and that there would be a substantial delay from the original trial dates. Although we continue to believe that we would have meritorious defenses were the parties to proceed with the State Court Action and the Federal Court Actions, we cannot provide any assurance that we will prevail or that our defenses or our ability to achieve a desirable outcome will not be affected by the proposed merger and related events. See also Note 12 of the notes to our consolidated financial statements.

In July 2004, we and certain of our officers and directors were named in a securities class action lawsuit filed in the United States District Court for the Northern District of California. The complaint asserts claims against our company, Sang S. Wang, An-Chang Deng, Tammy Shu-Hua Liu and Yen-Son Huang on behalf of a putative class of persons who purchased our stock between December 13, 2001 and June 11, 2004. The class action alleges that the named defendants violated certain provisions of the Securities Exchange Act of 1934 by making materially false and misleading representations in press releases and financial statements filed with the SEC relating to our financial results. The complaint’s allegations derive largely from allegations contained in the State Court Action, and derive from allegations contained in the complaint concerning the 053 Patent. A second class action was filed on September 9, 2004 in the United States District Court for the Northern District of California. On September 27, 2004, one plaintiff moved for lead plaintiff status in the first filed class action. These two cases were consolidated on October 7, 2004. On November 4, 2004, the judge granted the motion of NECA-IBEW Pension Fund (The Decatur Plan) for appointment as lead plaintiff. Plaintiff must file a consolidated complaint by January 14, 2005, and defendants’ motion to dismiss is currently due January 28, 2005. The case is in the preliminary stages, and it is not possible for us to quantify the impact, if any, on our company. An unfavorable outcome in this case could have a material adverse effect on our business, financial condition, results of operations and cash flow. In addition, the expense of defending any litigation may be costly and divert our attention from the day to day operations of our business.

On August 16, 2004, a purported derivative complaint was filed against us and our directors in the Court of Chancery of the State of Delaware. This complaint alleged that the board of directors breached its fiduciary duty by failing to appoint a special committee to investigate the claims asserted in the Synopsys litigation and by allowing two directors to destroy evidence in the State Court Action. The complaint also alleges that the board of directors breached its fiduciary duty by allowing our company to go public with the knowledge of the alleged trade secret misappropriation and by causing the issuance of allegedly false public statements regarding our financial condition on account of this alleged misappropriation. The complaint seeks equitable relief and an unspecified amount of damages on behalf of our company. On October 15, 2004, the defendants filed a motion to Dismiss or Stay on the grounds that the case is not ripe for adjudication and also filed a Motion for Protective Order Staying Discovery. On December 3, 2004, plaintiff filed oppositions to these motions. Defendants must file reply briefs by January 10, 2005. The case is still in the preliminary stages, and it is not possible for us to quantify the impact, if any, on our company. An unfavorable outcome in this case could have a material adverse effect on our business, financial condition, results of operations and cash flow. In addition, the expense of defending any litigation may be costly and divert management’s attention from the day to day operations of our business.

On December 1, 2004, we and certain of our officers and directors were named in a class action complaint filed against us and certain of our officers and directors in the Court of Chancery of the State of Delaware. This complaint, brought by Robert Israel, alleges that defendants entered into the merger agreement with Synopsys for inadequate consideration. The complaint also alleges that the merger agreement was an unlawful plan to shield our board of directors and certain members of our management from liability to Synopsys in the State Court Action and Federal Court Actions, and to shield them from liability to our company for claims asserted by the plaintiff in the pending derivative action. Plaintiff seeks to enjoin the proposed merger, or alternatively seeks damages if the proposed merger is consummated. The case is still in the preliminary stages, and it is not possible for us to quantify the impact, if any, on our company. An unfavorable outcome in this case could have a material adverse effect on our business, financial condition, results of operations and cash flow. In addition, the expense of defending any litigation may be costly and divert management’s attention from the day to day operations of our business.

On December 3, 2004 we and certain of our officers and directors were named in a complaint filed in the Superior Court of California, Santa Clara County. The complaint is a purported stockholder class action brought by Frank A. Lettieri arising out of defendants’ conduct in selling our company to Synopsys at an allegedly inadequate and unfair price. Defendants allegedly arrived at an unfair price so that at least two of its directors could avoid or significantly reduce their exposure in a pending lawsuit. As a result of this conduct, defendants allegedly breached fiduciary duties. Defendants allegedly structured the terms of the proposed merger to fit the needs of Synopsys, instead of seeking to obtain the highest price reasonably available to us. The complaint seeks an injunction of the acquisition, and the implementation of a procedure to ensure the highest possible price for stockholders. The complaint also seeks to direct the individual defendants to exercise their fiduciary duties to obtain a transaction in the best interest of the stockholders at the highest price. The complaint seeks to rescind the proposed merger and to impose a constructive trust upon any benefits improperly received by defendants as a result of improper conduct. The case is in the preliminary stages, and it is not possible for us to quantify the impact, if any, on our company. An unfavorable outcome in this case could have a material adverse effect on our business, financial condition, results of operations and cash flow. In addition, the expense of defending any litigation may be costly and divert our attention from the day to day operations of our business.

ITEM 4.   Submission of Matters to a Vote of Security Holders

None.

PART II

ITEM 5.   Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock has been traded on the Nasdaq National Market under the symbol “NSDA” since our initial public offering in December 2001. The following table sets forth, for the periods indicated, the high and low closing prices reported on the Nasdaq National Market.

	High	Low
Fiscal Year Ended September 30, 2004:
Fourth Quarter	$4.48	$3.49
Third Quarter	7.15	3.85
Second Quarter	8.47	6.87
First Quarter	8.64	7.05
Fiscal Year Ended September 30, 2003:
Fourth Quarter	$9.22	$7.25
Third Quarter	9.05	5.39
Second Quarter	11.93	5.10
First Quarter	13.87	4.48

The closing price of our common stock on the Nasdaq National Market was $6.88 on December 10, 2004. As of December 10, 2004, there were 27,457,621 shares of our common stock issued and outstanding and held by approximately 59 stockholders of record.

The information required by this Item regarding equity compensation plans is incorporated by reference to the information set forth in Item 12 of this Annual Report on Form 10-K.

Dividend Policy

We have never declared or paid cash dividends on our capital stock. We currently expect to retain future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.   Selected Financial Data

The selected consolidated financial data set forth below are qualified for the three year period ended September 30, 2004 by, and should be read in conjunction with, the Consolidated Financial Statements and Notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report. The results for the fiscal year ended September 30, 2004 are not necessarily indicative of the results for any future period.

The historical results presented below are not necessarily indicative of future results.

	Fiscal Years Ended September 30,
	2000	2001	2002	2003	2004
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue:
Product	$5,710	$15,152	$19,101	$11,796	$8,937
Subscription	596	4,009	9,587	14,601	22,356
Maintenance	464	2,782	5,219	8,658	10,174
Total revenue	6,770	21,943	33,907	35,055	41,467
Cost of revenue:
Product	37	308	259	241	227
Subscription	8	121	276	343	443
Maintenance	32	412	685	802	1,035
Total cost of revenue	77	841	1,220	1,386	1,705
Gross profit	6,693	21,102	32,687	33,669	39,762
Operating expenses:
Research and development	2,318	5,107	5,478	7,145	8,851
Sales and marketing	2,453	7,140	9,388	10,774	11,607
General and administrative	427	3,355	7,773	10,653	16,328
Litigation settlement	—	—	—	—	67,463
Stock-based compensation*	97	2,369	1,005	955	796
Total operating expenses	5,295	17,971	23,644	29,527	105,045
Income (loss) from operations	1,398	3,131	9,043	4,142	(65,283)
Interest income	157	415	949	986	1,002
Other income (expense), net	3	(1)	(9)	(37)	(9)
Income (loss) before taxes	1,558	3,545	9,983	5,091	(64,290)
Provision for income taxes	(556)	(1,454)	(3,579)	(1,527)	(608)
Net income (loss)	$1,002	$2,091	$6,404	$3,564	$(64,898)
Basic net income (loss) per share	$0.22	$0.28	$0.32	$0.14	$(2.45)
Basic weighted average shares outstanding	4,467	7,461	20,116	25,058	26,457
Diluted net income (loss) per share	$0.06	$0.10	$0.23	$0.12	$(2.45)
Diluted weighted average shares outstanding	17,878	21,616	27,697	28,781	26,457

*Stock-based compensation includes:
Research and development	$42	$1,907	$426	$422	$349
Sales and marketing	38	233	346	300	224
General and administrative	17	229	233	233	223
Operating expenses	$97	$2,369	$1,005	$955	$796

	As of September 30,
	2000	2001	2002	2003	2004
	(in thousands)
Consolidated Balance Sheet Data
Cash, cash equivalents and short-term investments	$4,473	$12,175	$78,452	$92,165	$101,440
Working capital	2,210	6,552	71,597	80,709	19,487
Total assets	5,567	18,849	86,722	99,472	109,007
Long-term debt, less current portion	—	1,709	54	64	57
Convertible preferred stock	2,018	2,018	—	—	—
Total stockholders’ equity	477	5,169	73,054	81,665	20,352

ITEM 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include, among other things, statements concerning our future operations, financial condition and prospects and business strategies. The words “may,” “will,” “continue,” “estimate,” “project,” “intend,” “believe,” “expect,” “anticipate,” and other similar expressions generally identify forward-looking statements. Forward-looking statements in this Item 7 include, but are not limited to, statements regarding: impact of quarterly fluctuations of revenue, revenue from the sale of our products, including the future composition of our revenues and future revenues from international operations, future operating results, increased spending due to legal fees and the hiring of new personnel, future liquidity and capital requirements, sufficiency of cash and cash equivalents and availability of funds, effect of and exposure to foreign currency exchange rates, intellectual property rights and consequences of intellectual property disputes. In evaluating these statements, you should specifically consider various factors including those discussed in “Factors Affecting Future Results.”

Investors in our common stock are cautioned not to place undue reliance on forward-looking statements. Forward-looking statements are not guarantees of future performance. Forward-looking statements are subject to substantial risks and uncertainties that could cause our future business, financial condition or results of operations to differ materially from our historical results or currently anticipated results. Investors should carefully review the information contained under the caption “Factors Affecting Future Results” beginning on page 38 of this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in or incorporated by reference into this report. The following discussion and analysis also should be read in conjunction with “Selected Consolidated Financial Data” and our Consolidated Financial Statements and Notes thereto included elsewhere in this report. All forward-looking statements included in this document are based on information available to us on the date hereof and do not include the effects of the proposed merger with Synopsys. We assume no obligation to update any such forward-looking statements. These forward-looking statements are made in reliance upon the safe harbor provision of The Private Securities Litigation Reform Act of 1995.

Overview

We are a leading provider of full-chip circuit simulation and analysis software for the design and verification of complex semiconductors. Our customers use our software to reduce time-to-market and achieve first silicon success by simulating complex designs rapidly and accurately.

Recent Developments

We entered into an agreement of merger dated as of November 30, 2004 with Synopsys and North Acquisition Sub, Inc. The merger agreement provides that North Acquisition Sub, Inc. will be merged with and into our company and we will become a wholly-owned subsidiary of Synopsys.

Under the terms of the merger agreement, (i) each outstanding share of our common stock will be converted into the right to receive $7.00 in cash and (ii) each option to purchase shares our common stock will be converted into an option to purchase that number of shares of Synopsys common stock based on the ratio of the $7.00 per share merger consideration to the average closing price of Synopsys common stock during a ten-trading day period ending on and including the second trading day prior to the closing. The per share exercise price of each option assumed will be adjusted by dividing the existing per share exercise price by the ratio referenced in the prior sentence.

The merger is conditioned upon, among other things, (i) approval of the holders of the majority of our common stock, (ii) approval of the holders of the majority of our common stock other than our directors, officers and other founders, (iii) clearance under the Hart-Scott-Rodino Antitrust Improvements Act of

1976 (“HSR”) and (iv) other customary conditions. There can be no assurance that the merger will be consummated in a timely manner, if at all.

Upon the closing of the merger, our officers, directors and employees who are defendants in the State Court Action between Synopsys and us will make settlement payments to Synopsys in the aggregate amount of $61.6 million and will not exercise options to purchase our common stock valued at approximately $5.9 million. Although the settlement payments are being made by these individuals and they will not be reimbursed by us, the settlement is deemed to be an expense in accordance with Staff Accounting Bulletin Topic 5-T, “Accounting for Expenses or Liabilities Paid by Principal Stockholders,” because we are a defendant in the State Court Action. As a result, we recorded a litigation settlement charge of approximately $67.5 million in the quarter and fiscal year ended September 30, 2004. This settlement charge excludes legal fees, which are recorded within general and administrative expenses.

Our Products

We released our first product, HSIM, in July 1999. In February 2002, with the release of HSIM 2.0, we also introduced two new options, CircuitCheck and Cadence Analog Artist Integration, which are sold as separate options. We released our second major product, LEXSIM, in May 2002, and our third product, CRITIC, in December 2002. In April 2003, we released HSIM 3.0 with a new digital co-simulation interface option, and in May 2003, we released on a limited basis our fourth product, HANEX. In addition, we released the HSIMplus platform in April 2004 for the comprehensive simulation and analysis of high-performance analog, mixed-signal, memory and system-on-chip designs including important post-layout effects. The LEXSIM product was no longer offered for sale as a separate product as of August 2004, since all of its features are now supported by the HSIMplus platform.

Current Economic Environment

The general economic environment has been challenging over the last three years as the semiconductor industry experienced a prolonged economic downturn. As a result, research and development capital budgets have been reduced substantially and at the same time, the numbers of design starts and potential users have decreased due to budget cuts and layoffs. The EDA industry has endured this difficult period by providing flexible license structures and payment terms, such as time-based licenses with installment payments, competitive pricing, bundling/packaging of suites of tools and continuing the trend toward industry consolidation, especially by large EDA vendors. As a relatively small company in the EDA industry offering a limited number of products as compared to the large EDA vendors who offer products for the whole design flow, we have had to compete by creating leading technology and solutions, providing high levels of customer support, remaining flexible in licensing structure and payment terms and offering substantial discounts which lowered our average selling prices. More recently, there have been some improvements in the global economy and the semiconductor industry. Design starts for 180nm and below have increased and designers need tools that can solve their nanometer design problems. However, we have not experienced any material changes in our customers’ purchasing behavior and continue to believe that our customers will continue to spend conservatively in fiscal 2005 with tight control on their research and development budgets.

Our fiscal year ends on September 30. Throughout this report we refer to the fiscal year ended September 30, 2003 as fiscal 2003, the fiscal year ended September 30, 2004 as fiscal 2004 and so on.

Sources of Revenue

We derive substantially all of our revenue from software licensing and maintenance fees. To date, we have derived substantially all of our revenue from the licensing and support of HSIM. To the extent we remain a stand-alone company, we expect HSIM to continue to account for a majority of our revenue. To the extent we remain a stand-alone company, we also expect our other products, CRITIC and HANEX together with the options of HSIMplus, to account for an increasing portion of our revenue. Our software does not require customization and generally does not require on-site implementation services. As a result, we have not generated a significant amount of professional service or consulting revenue. We do not consider backlog to be a meaningful measure of future revenue because our customers can generally cancel orders without penalty.

Product Revenue—Perpetual Licenses

Historically, we have generated the majority of our total revenue from perpetual licenses. As more customers have been purchasing time-based licenses, product revenue as a percent of total revenue and in absolute dollars has decreased and accounted for 21.6% of our total revenue in fiscal 2004 as compared to 33.6% of our total revenue in fiscal 2003. Perpetual license customers pay a one-time license fee and are entitled to use the software as long as they desire. To receive support, periodic updates and new enhancements from us, perpetual license customers must purchase maintenance contracts.

Subscription Revenue—Time-Based Licenses

Our time-based licenses give the customer the right to use our software for a fixed period of time, typically one to three years, and include maintenance. Time-based licenses can be renewed for one or more years. At times, customers may also acquire additional licenses for a shorter term, typically multiples of one-month licenses, to be used when they reach certain stages of the design process in conjunction with their other time-based or perpetual licenses. These shorter term licenses are sold primarily to help customers with their peak usage demands. To date, revenue from these shorter term licenses has not been significant. An increasing absolute dollar amount and proportion of our total revenue is derived from time-based licenses, as more of our large customers who initially subscribe to time-based licenses renew those licenses or subscribe to additional time-based licenses. In today’s challenging economic environment, some of the customers who had purchased perpetual licenses previously and new customers are also choosing to purchase time-based licenses due to their flexible licensing and payment terms.

Maintenance Revenue

Our perpetual license customers typically purchase maintenance contracts and renew them annually. Customers who purchase maintenance receive support, updates and enhancements when we make them available to our general installed base. To the extent that we remain a stand-alone company, we anticipate that as an increasing proportion of our future licenses come from time-based licenses, maintenance revenue may decrease as a percent of total revenue. Maintenance revenue may also fluctuate from quarter to quarter due to the timing of annual renewals.

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

Foreign Currency Transactions

Our revenue is generally denominated in United States dollars; however, our operating expenses in international locations are denominated in local currencies. Historically, our exposure to foreign exchange fluctuations has been minimal.

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

•       a written purchase order and license agreement or other contract has been executed;

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

Upon the closing of the merger, our officers, directors and employees who are defendants in the litigation between Synopsys and us will make settlement payments to Synopsys in the aggregate amount of $61.6 million and will not exercise options to purchase our common stock valued at approximately $5.9 million. Although the settlement payments are being made by these individuals and they will not be reimbursed by us, the settlement is deemed to be an expense in accordance with Staff Accounting Bulletin Topic 5-T, “Accounting for Expenses or Liabilities Paid by Principal Stockholders,” because we are a defendant in the State Court Action. As a result, we recorded a litigation settlement charge of approximately $67.5 million in the quarter and fiscal year ended September 30, 2004. This settlement charge excludes legal fees, which are recorded within general and administrative expenses.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation 46 (“FIN 46”), Consolidation of Variable Interest Entities in January 2003, and a revised interpretation of FIN 46 (“FIN 46-R”). FIN 46 requires certain variable interest entities (“VIEs”) to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of FIN 46 are effective immediately for all arrangements entered into after January 31, 2003. We have not invested in any entities that we believe are variable interest entities for which we are the primary beneficiary. The adoption of FIN 46-R had no impact on our financial position, results of operations or cash flows.

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

	Years Ended September 30,
	2002	2003	2004
Revenue:
Product	56.3%	33.6%	21.6%
Subscription	28.3	41.7	53.9
Maintenance	15.4	24.7	24.5
Total revenue	100.0	100.0	100.0
Cost of revenue:
Product	0.8	0.7	0.5
Subscription	0.8	1.0	1.1
Maintenance	2.0	2.3	2.5
Total cost of revenue	3.6	4.0	4.1
Gross profit	96.4	96.0	95.9
Operating expenses:
Research and development	16.2	20.4	21.3
Sales and marketing	27.7	30.7	28.0
General and administrative	22.9	30.4	39.4
Litigation settlement	—	—	162.7
Stock-based compensation	3.0	2.7	1.9
Total operating expenses	69.8	84.2	253.3
Income (loss) from operations	26.6	11.8	(157.4)
Interest income	2.8	2.8	2.4
Other income (expense), net	—	(0.1)	0.0
Income (loss) before taxes	29.4	14.5	(155.0)
Provision for taxes	(10.5)	(4.3)	(1.5)
Net income (loss)	18.9%	10.2%	(156.5)%

Fiscal Years Ended September 30, 2003 and 2004

Revenue

Total Revenue.   Total revenue consists of product, subscription and maintenance revenue. Total revenue increased by 18.3%, or $6.4 million, from $35.1 million in fiscal 2003 to $41.5 million in fiscal 2004. The increase was primarily attributable to an increase in our end user base resulting in substantial growth in subscription and maintenance revenue, partially offset by decreases in perpetual license sales.

Revenue from sales outside of North America accounted for 39.6% and 36.1% of total revenue for fiscal 2003 and 2004, respectively. Revenue from Japan was 15.5% and 18.2% of our total revenue in fiscal 2003 and 2004, respectively. No other country outside North America accounted for more than 10% of our total revenue in either period.

Marubeni Solutions, our exclusive distributor for Japan, accounted for approximately 15.5% and 18.2% of our total revenue for fiscal 2003 and 2004, respectively. Broadcom Corporation accounted for approximately 10.5% of our total revenue for fiscal 2003. No other customer or distributor accounted for more than 10% of our total revenue during either period.

Deferred revenue includes perpetual license fees for which all of the revenue recognition criteria has not been met, time-based license fees that have been invoiced and are due or collected for which we recognize revenue ratably over the term of the license period, and maintenance fees on perpetual licenses for which we also recognize revenue ratably over the term of the maintenance period. Our total deferred revenue increased from $9.8 million as of September 30, 2003 to $10.6 million as of September 30, 2004. The increase in deferred revenue was primarily due to increases in both deferred product license revenue and deferred maintenance revenue from maintenance of perpetual licenses.

Product Revenue.   Product revenue decreased by 24.2%, or $2.9 million, from $11.8 million for fiscal 2003 to $8.9 million for fiscal 2004. The decrease was primarily due to more customers, particularly major accounts, purchasing time-based licenses as compared to perpetual licenses and lower customer demand due to tighter budgets in a prolonged economic downturn. As a percent of total revenue, product revenue decreased from 33.6% for fiscal 2003 to 21.6% for fiscal 2004.

Subscription Revenue.   Subscription revenue increased by 53.1%, or $7.8 million, from $14.6 million for fiscal 2003 to $22.4 million for fiscal 2004. The increase was primarily due to new customers purchasing time-based licenses, as well as existing customers purchasing additional time-based licenses and renewing their expired time-based licenses. As a percent of total revenue, subscription revenue rose from 41.7% for fiscal 2003 to 53.9% for fiscal 2004.

Maintenance Revenue.   Maintenance revenue increased by 17.5%, or $1.5 million, from $8.7 million for fiscal 2003 to $10.2 million for fiscal 2004. The increase in maintenance revenue was due to the increase in the number of perpetual licenses in our installed base. As a percent of total revenue, maintenance revenue decreased from 24.7% for fiscal 2003 to 24.5% for fiscal 2004. If maintenance revenue increases as a percent of total revenue, our gross profit as a percent of total revenue, or gross margin, may decrease because of lower margins on maintenance revenue due to incremental maintenance support costs.

Cost of Revenue

Cost of Product Revenue.   Cost of product revenue consists primarily of royalties due from us to third parties under original equipment manufacturer arrangements. We incur only minimal costs to deliver our software as the product and documentation are primarily sent electronically. Our cost of product revenue decreased by 5.8%, or $14,000, from $241,000 for fiscal 2003 to $227,000 for fiscal 2004 due to a decrease in the sublicensing of third-party products. As a percent of total revenue, the cost of product revenue decreased from 0.7% for fiscal 2003 to 0.5% for fiscal 2004.

Cost of Subscription Revenue.   Cost of subscription revenue consists primarily of personnel and allocated overhead expenses for support of time-based licenses. Our cost of subscription revenue increased by 29.2%, or $100,000, from $343,000 for fiscal 2003 to $443,000 for fiscal 2004. The increase in cost of subscription revenue was primarily due to the increase in personnel and other costs associated with the support of a larger number of time-based licenses. As a percent of total revenue, the cost of subscription revenue increased slightly from 1.0% in fiscal 2003 to 1.1% for fiscal 2004.

Cost of Maintenance Revenue.   Cost of maintenance revenue consists primarily of personnel and other expenses related to providing maintenance support to our customers who purchase perpetual licenses. Our cost of maintenance revenue increased by 29.1%, or $233,000, from $802,000 for fiscal 2003 to $1.0 million for fiscal 2004. The increase in cost of maintenance revenue was primarily due to increased hiring of dedicated support personnel to provide support to a growing installed user base. As a percent of total revenue, the cost of maintenance revenue increased from 2.3% for fiscal 2003 to 2.5% for fiscal 2004.

Operating Expenses

In fiscal 2002, 2003 and 2004, legal fees and other expenses related to the State Court Action and Federal Court Actions, which are included within general and administrative expenses, were $5.6 million, $7.8 million and $12.8 million, respectively. In the event that the merger with Synopsys is not consummated, we expect the cost of the State Court Action and Federal Court Actions to increase as we continue to defend ourselves vigorously and the lawsuits move toward trial. Additionally, in the event we were to continue as a stand-alone company, we also expect costs related to being a public company, such as directors’ and officers’ liabilities insurance, professional fees, particularly for the compliance of Sarbanes-Oxley Act 404, and various filing fees to increase our general and administrative expenses.

In fiscal 2004, we accrued bonuses of an aggregate of approximately $1.5 million earned by our employees for their services in fiscal 2004. Approximately $584,000 of these bonuses was paid in October 2004 and the remainder will be paid in December 2004. In fiscal 2003, we accrued bonuses of an aggregate of $900,000 earned by our employees for their services in fiscal 2003. These bonuses were paid in December 2003. In fiscal 2002, we accrued bonuses of an aggregate of $760,000 earned by our employees for their services in fiscal 2002 to be paid on specified schedules. In addition, our executive officers orally agreed that they would not receive their base salaries in fiscal 2002 and fiscal 2003. In October 2003, our compensation committee of our board of directors reinstated the salaries of our executive officers and we paid base salaries of approximately $743,000 to these officers in fiscal 2004. As a result of our varying significant bonus accruals and the foregone salaries in fiscal 2002 and fiscal 2003, our compensation expense in fiscal 2004 was not consistent with compensation expense in fiscal 2002 or fiscal 2003 and may not be indicative of future periods.

Research and Development.   Research and development expenses consist of engineering costs to develop new products, such as LEXSIM, CRITIC and HANEX, enhance existing products, such as the release of HSIMplus platform in April 2004, and perform quality assurance activities. Our research and development expenses increased by 23.9%, or $1.7 million, from $7.1 million for fiscal 2003 to $8.9 million for fiscal 2004. The increase in research and development expenses was primarily due to the hiring of additional research and development personnel and increases in bonuses. Research and development headcount increased from 42 at September 30, 2003 to 52 at September 30, 2004. As a percent of total revenue, research and development expenses increased from 20.4% in fiscal 2003 to 21.3% in fiscal 2004.

Sales and Marketing.   Sales and marketing expenses consist primarily of salaries, commissions, travel, promotional and advertising costs. Our sales and marketing expenses increased by 7.7%, or $833,000, from $10.8 million for fiscal 2003 to $11.6 million for fiscal 2004. The absolute dollar increases in sales and marketing expenses were primarily due to the hiring of additional sales, application engineering and marketing personnel, the total number of whom increased from 47 at September 30, 2003 to 51 at September 30, 2004 and increased marketing expenses. As a percent of total revenue, sales and marketing expenses decreased from 30.7% in fiscal 2003 to 28.0% in fiscal 2004.

General and Administrative.   General and administrative expenses represent corporate, finance, human resource, administrative, legal and consulting expenses. Our general and administrative expenses increased by 53.3%, or $5.6 million, from $10.7 million for fiscal 2003 to $16.3 million for fiscal 2004. As a percent of total revenue, general and administrative expenses increased from 30.4% for fiscal 2003 to 39.4% for fiscal 2004. The increase in general and administrative expenses was primarily due to litigation legal fees. As a percent of total revenue, legal fees increased from 23.4% for fiscal 2003 to 31.4% for fiscal 2004. General and administrative headcount increased from 11 at September 30, 2003 to 13 at September 30, 2004. In addition, in the event the merger with Synopsys is not consummated, we expect the cost of the State Court Action and Federal Court Actions to increase as we continue to defend ourselves vigorously and the lawsuits move toward trial.

Stock-Based Compensation.   We did not record any deferred stock-based compensation in fiscal 2003 or fiscal 2004. We have been amortizing stock-based compensation recorded previously over the vesting period of the related options, which is generally four years. We amortized $955,000 and $796,000 of stock-based compensation in fiscal 2003 and fiscal 2004, respectively. We expect aggregate stock-based compensation expense of approximately $235,000 during fiscal 2005. Stock-based compensation expense decreased by 16.6%, or $159,000, from $955,000 for fiscal 2003 to $796,000 for fiscal 2004. As a percent of total revenue, stock-based compensation expense decreased slightly from 2.7% for fiscal 2003 to 1.9% for fiscal 2004.

Interest Income

Interest income increased by 1.6%, or $16,000, from $986,000 for fiscal 2003 to $1.0 million for fiscal 2004. As a percent of total revenue, interest income decreased from 2.8% to 2.4% of total revenue for fiscal 2003 and fiscal 2004, respectively.

Other Income (Expense), Net

Our other income (expense), net remained relatively unchanged and was insignificant for fiscal 2003 and fiscal 2004.

Income Taxes

The provision for income taxes as a percent of income (loss) before taxes was 30.0% and 0.9% for fiscal 2003 and fiscal 2004, respectively. The decrease in the effective tax rate from the prior year was primarily due to lower taxable annual income for fiscal 2004, the adjustments made to the fiscal 2003 tax accrual based on the tax returns filed in June 2004 and higher foreign source revenue which resulted in higher ETI exclusion and lower tax rate. Additionally, the one-time litigation settlement charge of $67.5 million recorded in the fiscal quarter ended September 30, 2004 is not tax deductible and resulted in a permanent difference between book net loss and taxable income.

Fiscal Years Ended September 30, 2002 and 2003

Revenue

Total Revenue.   Total revenue increased $1.2 million, from $33.9 million for fiscal 2002 to $35.1 million for fiscal 2003. This increase was attributable to an increase in our end user base resulting in substantial growth in subscription and maintenance revenue, partially offset by decreases in perpetual license sales.

Revenue from sales outside of North America accounted for 42.0% and 39.6% of total revenue for fiscal 2002 and fiscal 2003, respectively. Revenue from Japan was 19.4% and 15.5% of total revenue in fiscal 2002 and fiscal 2003, respectively. No other country outside North America accounted for more than 10% of our total revenue in either period.

Marubeni Solutions accounted for approximately 19.4% and 15.5% of our total revenue for fiscal 2002 and 2003, respectively. Broadcom Corporation accounted for approximately 10.5% of our total revenue for fiscal 2003. No other customer or distributor accounted for more than 10% of our total revenue during either period.

Deferred revenue increased from $6.1 million as of September 30, 2002 to $9.8 million as of September 30, 2003. This increase in deferred revenue was primarily due to increases in both deferred time-based license revenue and deferred maintenance revenue from new purchases and renewals of time-based licenses and maintenance for perpetual licenses.

Product Revenue.   Product revenue decreased by $7.3 million, from $19.1 million for fiscal 2002 to $11.8 million for fiscal 2003. As a percent of total revenue, product revenue decreased from 56.3% for fiscal 2002 to 33.6% for fiscal 2003, as the growth rate in sales of perpetual licenses was outpaced by growth in time-based licenses.

Subscription Revenue.   Subscription revenue increased by $5.0 million, from $9.6 million for fiscal 2002 to $14.6 million for fiscal 2003. This increase was primarily due to new customers purchasing time-based licenses, as well as existing customers purchasing additional time-based licenses and renewing their expired time-based licenses. As a percent of total revenue, subscription revenue rose from 28.3% for fiscal 2002 to 41.7% for fiscal 2003.

Maintenance Revenue.   Maintenance revenue increased by $3.5 million, from $5.2 million for fiscal 2002 to $8.7 million for fiscal 2003. The increase in maintenance revenue was due to the increase in the number of perpetual licenses in our installed base. As a percent of total revenue, maintenance revenue increased from 15.4% for fiscal 2002 to 24.7% for fiscal 2003.

Cost of Revenue

Cost of Product Revenue.   Cost of product revenue decreased by $18,000, from $259,000 for fiscal 2002 to $241,000 for fiscal 2003. As a percent of total revenue, the cost of product revenue decreased slightly from 0.8% for fiscal 2002 to 0.7% for fiscal 2003. The decrease in the cost of product revenue was primarily due to a decrease in third-parties royalties from lower sales of third-party products.

Cost of Subscription Revenue.   Cost of subscription revenue increased by $67,000, from $276,000 for fiscal 2002 to $343,000 for fiscal 2003. The increase in cost of subscription revenue was primarily due to increased personnel and other costs associated with the support of a larger number of time-based licenses. As a percent of total revenue, the cost of subscription revenue increased from 0.8% for fiscal 2002 to 1.0% for fiscal 2003.

Cost of Maintenance Revenue.   Cost of maintenance revenue increased by $117,000, from $685,000 for fiscal 2002 to $802,000 for fiscal 2003. The increase in cost of maintenance revenue was primarily due to the increased hiring of dedicated support personnel to provide support to a growing installed user base. As a percent of total revenue, the cost of maintenance revenue increased from 2.0% for fiscal 2002 to 2.3% for fiscal 2003.

Operating Expenses

Research and Development.   Research and development expenses increased by $1.6 million, from $5.5 million for fiscal 2002 to $7.1 million for fiscal 2003. The increase in research and development expenses in absolute dollars was primarily due to the hiring of additional research and development personnel and increases in bonuses. As a percent of total revenue, research and development expenses increased from 16.2% in fiscal 2002 to 20.4% in fiscal 2003.

Sales and Marketing.   Sales and marketing expenses increased by $1.4 million, from $9.4 million for fiscal 2002 to $10.8 million for fiscal 2003. The absolute dollar increase in sales and marketing expenses was primarily due to the hiring of additional sales, application engineering and marketing personnel. As a percent of total revenue, sales and marketing expenses increased from 27.7% in fiscal 2003 to 30.7% in fiscal 2003.

General and Administrative.   General and administrative expenses increased by $2.9 million, from $7.8 million for fiscal 2002 to $10.7 million for fiscal 2003. As a percent of total revenue, general and administrative expenses increased from 17.0% for fiscal 2002 to 23.4% for fiscal 2003. The increase in general and administrative expenses was primarily due to legal fees and costs related to being a public company. As a percent of total revenue, legal fees increased from 17.0% during fiscal 2002 to 23.4% during fiscal 2003 primarily due to increased litigation related costs.

Stock-Based Compensation.   We did not record any deferred stock-based compensation in fiscal 2002 or 2003. We amortized $1.0 million and $955,000 of stock-based compensation in fiscal 2002 and fiscal 2003, respectively.

Interest Income

Interest income increased by $37,000, from $949,000 for fiscal 2002 to $986,000 for fiscal 2003. Due to profitability and positive cash flow, cash and investment balances increased in fiscal 2003, which resulted in increased interest income despite lower interest rates. As a percent of total revenue, interest income stayed flat at 2.8% for fiscal 2002 and fiscal 2003.

Other Income (Expense), Net

Our other income (expense), net decreased by $28,000 from a net expense of $9,000 for fiscal 2002 to a net expense of $37,000 for fiscal 2003.

Income Taxes

The provision for income taxes as a percent of income before taxes was 35.9% and 30.0% for fiscal 2002 and fiscal 2003, respectively. The decrease in the effective tax rate from the prior year was primarily due to the reduction of state income taxes as a result of increases in tax credits.

Liquidity and Capital Resources

From inception through fiscal 2004, we have financed our operations primarily through public offerings of our common stock, the sale of common stock to employees and cash from net income. Total net proceeds of our December 2001 initial public offering after deducting underwriting discounts and offering expenses, including the exercise of the over-allotment option, were approximately $57.2 million.

As of September 30, 2004, we had cash, cash equivalents and short-term investments of $101.4 million, an increase of $9.2 million from $92.2 million as of September 30, 2003, and working capital of $19.5 million, a decrease of $61.2 million from $80.7 million as of September 30, 2003. The decrease in working capital in fiscal 2004 is primarily due to accrued litigation settlement of $67.5 million. Upon the closing of our merger with Synopsys, our officers, directors and employees who are defendants in the State Court Action will make settlement payments to Synopsys in the aggregate amount of approximately $61.6 million and will not exercise options to purchase our common stock valued at approximately $5.9 million. We will not make any cash payments to Synopsys to settle the State Court Action or the Federal Court Actions or reimburse any of the individual defendants for the settlement payments they make to Synopsys.

Average days sales outstanding decreased from 38 days as of September 30, 2002 to 20 days as of September 30, 2003 and to 11 days as of September 30, 2004. The decrease in days sales outstanding in fiscal 2003 was due to a majority of our total revenue in the fourth quarter of fiscal 2003 being either derived from deferred revenue or backlog that was invoiced early in the quarter, which left little uncollected as of September 30, 2003. The decrease in fiscal 2004 was primarily due to the increase in time-based licenses revenue with quarterly or installment payment terms.

Net cash provided by operating activities was $9.0 million, $11.8 million and $7.5 million for fiscal 2002, fiscal 2003 and fiscal 2004, respectively. Net cash provided by operating activities for fiscal 2002 and fiscal 2003 resulted primarily from net income and increases in accrued liabilities and deferred revenue. In addition, in fiscal 2003, a decrease in accounts receivable also resulted in additional increase in net cash provided by operating activities. In fiscal 2004, the net loss was offset by an increase in accrued litigation settlement, other accrued liabilities, and accounts payable and a decrease in accounts receivable.

Net cash used in investing activities was $29.1 million, $4.2 million and $3.5 million for fiscal 2002, fiscal 2003 and fiscal 2004, respectively. In these periods, the net cash used primarily related to the purchase of investment securities with maturities of 91 days to one year and purchases of property and equipment.

Capital expenditures were approximately $331,000, $482,000 and $256,000 for fiscal 2002, fiscal 2003 and fiscal 2004, respectively. Our capital expenditures consisted of purchases of computer equipment, software and office furniture and fixtures.

Net cash provided by financing activities was $57.5 million, $2.4 million and $2.1 million for fiscal 2002, fiscal 2003 and fiscal 2004, respectively. For fiscal 2002, net cash provided by financing activities was primarily due to the net proceeds from the sale of 5.75 million shares of common stock in our initial public offering. For fiscal 2003 and fiscal 2004, net cash provided by financing activities was primarily due to the net proceeds from stock option exercises and employee stock plan purchases.

As of September 30, 2004, we had no borrowings, lines of credit, outstanding equipment leases or lease lines.

To the extent the merger does not occur and we remain a stand-alone company, we intend to continue to invest heavily in the development of new products and enhancements to existing products. We also intend to increase our sales and marketing operations. Our future liquidity and capital requirements will depend on numerous factors, including:

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

In the event the merger were not to occur in the next 12 months or at all, we believe that our current cash and investment balances and any cash generated from operations, will be sufficient to meet our operating and capital requirements for at least the next 12 months. However, it is possible that we may require additional financing within this period. We have no current plans, and we are not currently negotiating to obtain additional financing. The factors described above will affect our future capital requirements and the adequacy of our available funds. In addition, even if we raise sufficient funds to meet our anticipated cash needs during the next 12 months, we may need to raise additional funds beyond this time. We may be required to raise those funds through public or private financings, strategic relationships or other arrangements. We cannot assure you that such funding, if needed, will be available on terms attractive to us, or at all. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. If we fail to raise capital as and when needed, our failure could have a negative impact on our ability to pursue our business strategy and regain profitability.

Stock Repurchase Program

In October 2002, our board of directors authorized a stock repurchase program of up to $5.0 million of our common stock over a 12 month period, which our board extended for another 12 month period in October 2003 and which expired in September 2004. As of the date we filed this Annual Report on Form 10-K with the SEC, we had not repurchased any shares under this program.

Contractual Obligations

The impact that our contractual obligations as of September 30, 2004 are expected to have on our liquidity and cash flow in future periods is as follows (in thousands):

		Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt, including current portion	$—	$—	$—	$—	$—
Capital lease obligation, including current portion	—	—	—	—	—
Operating lease obligations	855	603	252	—	—
Purchase obligations	58	58	—	—	—
Other long-term liabilities on Balance Sheet	57	—	57	—	—
Total	$970	$661	$309	$—	$—

Factors Affecting Future Results

Risks Related to the Merger

The announcement of our merger with Synopsys may have a negative impact on our business.

We executed an agreement of merger dated as of November 30, 2004 providing for our acquisition by Synopsys. Under the terms of the agreement, each outstanding share of our common stock will be converted into the right to receive $7.00 in cash. The announcement and pendency of the merger may have a negative impact on our ability to sell our products and attract new customers and may impact our future revenue. In particular, prospective customers could be reluctant to purchase licenses for our products if they are uncertain about the continuation of our product offerings or the willingness of Synopsys to support and maintain existing products. Uncertainty created by the announcement of the merger may cause some customers to delay their purchase decisions until the closing of the merger, which could cause our financial results to be significantly below the expectations of market analysts. Our results of operations have been negatively affected by a $67.5 million non-cash expense we were required to record for the settlement payments to be made by the individual defendants upon closing of the merger. Our results of operations have been and will continue to be adversely affected by increased legal and professional fees related to the merger. The merger may also have a negative impact on our ability to retain employees and existing customers and maintain strategic relationships.

The merger is subject to approval by various regulatory agencies, and there can be no assurance that the merger will be successfully completed. In the event that the merger is not successfully completed, our results of operations and common stock price would be materially adversely affected.

If the merger is not completed, our share price and future business and operations could be harmed.

If the merger is not completed, we will be subject to a number of material risks, including but not limited to the following:

•       our new customer pipeline and ability to close sales may be adversely affected;

•       costs related to the merger (including litigation filed in connection with the merger), such as legal, accounting and other professional fees, must be paid even if the merger is not completed and we have incurred and will continue to incur significant merger-related costs;

•       our relationships with some of our customers may be adversely affected as they may delay or defer purchasing decisions;

•       our ability to attract and retain employees may be adversely affected;

•       we may be required to pay Synopsys a termination fee of up to $6 million under certain circumstances;

•       we may be required to pay Synopsys a termination fee of up to $1 million under certain circumstances;

•       the price of our common stock may decline to the extent that the current market price for our common stock reflects a market assumption that the merger will be completed;

•       internal decisions we may make in response to the effects the merger may have on our operations; and

•       we will be required to incur additional legal expenses as we resume our efforts to defend ourselves in the State Court Action and Federal Court Actions.

Provisions of the merger agreement may discourage other companies from entering into a merger or other business combination with us which might otherwise benefit our stockholders.

Under specified circumstances, we may be required to pay Synopsys a termination fee of up to $6 million. This restriction may discourage other companies from entering into a merger or other business combination with us which might otherwise benefit our stockholders. Further, if the merger is terminated and our board of directors determines to seek another merger or business combination, we may not be able to find a merger partner. Any other merger partner may not be willing to pay an equivalent, higher or more attractive merger consideration than that which is proposed to be paid by Synopsys in the merger.

We are currently a defendant in two lawsuits filed in connection with the announcement of our proposed merger with Synopsys. The prosecution of these lawsuits could have a substantial negative impact on our business. Should we not prevail, the proposed merger may be enjoined.

On December 1, 2004, we and certain of our officers and directors were named in a class action complaint filed against us and certain of our officers and directors in the Court of Chancery of the State of Delaware. This complaint, brought by Robert Israel, alleges that defendants entered into the merger agreement with Synopsys for inadequate consideration. The complaint also alleges that this agreement was an unlawful plan to shield our board of directors and certain members of our management from liability to Synopsys in the State Court Action and Federal Court Actions, and to shield them from liability to our company for claims asserted by the plaintiff in the pending derivative action. Plaintiff seeks to enjoin the proposed merger, or alternatively seeks damages if the proposed merger is consummated. The case is still in the preliminary stages, and it is not possible for us to quantify the impact, if any, on our company. An unfavorable outcome in this case could have a material adverse effect on our business, financial condition, results of operations and cash flow. In addition, the expense of defending any litigation may be costly and divert management’s attention from the day to day operations of our business.

On December 3, 2004 we and certain of our officers and directors were named in a complaint filed in the Superior Court of California, Santa Clara County. The complaint is a purported stockholder class action brought by Frank A. Lettieri arising out of defendants’ conduct in selling our company to Synopsys at an inadequate and unfair price. Defendants allegedly arrived at an unfair price so that at least two of its directors could avoid or significantly reduce their exposure in a pending lawsuit. As a result of this conduct, defendants allegedly breached fiduciary duties. Defendants allegedly structured the terms of the proposed merger to fit the needs of Synopsys, instead of seeking to obtain the highest price reasonably available to us. The complaint seeks an injunction of the acquisition, and the implementation of a procedure to ensure the highest possible price for stockholders. The complaint also seeks to direct the individual defendants to exercise their fiduciary duties to obtain a transaction in the best interest of the stockholders at the highest price. The complaint seeks to rescind the proposed merger and to impose a constructive trust upon any benefits improperly received by defendants as a result of improper conduct. The case is in the preliminary stages, and it is not possible for us to quantify the impact, if any, on our company. An unfavorable outcome in this case could have a material adverse effect on our business, financial condition, results of operations and cash flow. In addition, the expense of defending any litigation may be costly and divert our attention from the day to day operations of our business.

Risks We May Face in the Event the Merger is not Completed

We have relied and, in the event the merger is not completed, expect to continue to rely on HSIM for a substantial majority of our revenue, and a decline in sales of licenses for HSIM could cause our revenue to decline.

Historically, we have derived substantially all of our revenue from HSIM. We believe HSIM is the first hierarchical simulator that meets the circuit verification challenges of complex nanometer semiconductors. In the event the merger is not completed, we expect that the revenue from this product will continue to account for a substantial majority of our revenue for fiscal 2005. The electronic design automation software market, including the market for hierarchical simulator software, is characterized by rapid technological change, frequent new product introductions, uncertain product life cycles and evolving industry standards. If our competitors introduce new products, special bundling and/or offer aggressive pricing that compete with HSIM, our revenue could decline materially and our results of operations could be harmed. For instance, in fiscal 2003 and fiscal 2004, certain competitors were offering extremely competitive prices either by substantial discounting or bundling their products which resulted in a longer sales cycle for HSIM or delays by prospective customers in making their purchasing decisions. Any factors adversely affecting the pricing of our licenses of or demand for HSIM, including competition or technological change, could cause our revenue to decline materially and our business to suffer.

Our revenue would decline substantially if our existing customers do not purchase additional licenses or renew existing time-based licenses and maintenance from us.

We rely on additional perpetual and time-based license revenue from our existing customers, as well as annual maintenance renewals for our perpetual licenses and renewals of our time-based licenses when they expire. Even if we are successful in generating revenue from our software to new customers, we would experience a decline in revenue if our existing customers do not purchase additional licenses of our software or renew their expired time-based licenses or annual maintenance for perpetual licenses. Since fiscal 2002, our revenue from perpetual licenses as a percent of total revenue has continued to decrease as a result of more customers’ preference to purchase time-based licenses, lower demand and average selling prices due to much tighter budgets. Revenue from time-based licenses and maintenance has increased steadily over the last three fiscal years and, in the event the merger is not completed, we expect it to continue to increase. For instance, in fiscal 2004, 78.4% of our total revenue was derived from time-based licenses and maintenance as compared to 66.4% and 43.7% for fiscal 2003 and fiscal 2002, respectively. As more of our revenue is attributable to time-based licenses, our revenue could decline materially if our customers do not renew their existing time-based licenses or purchase additional time-based licenses.

We are currently a defendant in three lawsuits brought by Synopsys. The prosecution of these lawsuits could have a substantial negative impact on our business. Should Synopsys prevail, we may be required to pay substantial monetary damages or be prevented from selling our software.

Synopsys has filed the State Court Action and Federal Court Actions against us. These claims are based on the alleged facts and circumstances relating to the departure of our five founders from their employment at Synopsys, the founding of our company and the development and sale of HSIM and our other products. Each of our founders and Dr. Sang S. Wang, our Chief Executive Officer, became an employee of Synopsys when Synopsys acquired EPIC Design Technology in February 1997. Dr. Wang resigned from Synopsys in March 1998 and served as a consultant to Synopsys until June 1998. Dr. An-Chang Deng, our President, and our four other founders resigned from Synopsys at approximately the same time in August 1998 and became employees of our company immediately thereafter. Dr. Wang became an employee of our company in April 1999. None of Drs. Wang or Deng or our four other founders was subject to a noncompetition agreement with Synopsys at any time.

In February 2000, Synopsys filed a complaint in the Superior Court of the State of California in the County of Santa Clara (Case No. CV787950) against us and Dr. Deng, our President. The State Court Action complaint alleged breach of contract, breach of fiduciary trust, diversion of corporate opportunity and constructive trust. In September 2001, Synopsys filed its second amended complaint, which added claims of inducing/aiding and abetting breach of fiduciary duty, including/aiding and abetting diversion of corporate opportunity, misappropriation of trade secrets, civil conspiracy, breach of confidence and unfair competition, and added as individual defendants Dr. Wang and our four other founders. In September 2002, Synopsys filed a supplemental second amended complaint that contained supplemental allegations but added no new claims or parties. In January 2003, the discovery referee issued orders creating rebuttable presumptions in favor of Synopsys on certain evidentiary issues to sanction us for erasure of certain computer files requested in discovery by Synopsys. These rulings meant that we must prove at trial that we did not take or use Synopsys’ source code or other confidential information, rather than the usual requirement that Synopsys provide such proof in the first instance. We filed a motion for reconsideration of this order and in March 2003, the court denied our motion, concluding that it was barred on procedural grounds. In January 2003, Synopsys filed a third amended complaint, which contained supplemental allegations but added no new claims or parties. We have filed an answer denying Synopsys’ allegations. In August 2003, Synopsys filed several motions for terminating sanctions against us, which were heard in January 2004. In June 2004, the Court ruled on Synopsys’ motions for terminating sanctions. The Discovery Referee vacated the orders of January 2003 that created the rebuttable presumptions in favor of Synopsys, but issued new orders. These orders limit our defenses regarding the timing and the development of the initial HSIM source code and the evidence that we and the remaining individual defendants can present at trial. For purposes of trial, among other things, the orders established as facts that: (i) the first 60,000 lines of source code of HSIM and all the ideas and concepts reflected therein, to the extent they were not publicly known, were copied or derived from Synopsys’ source code or other Synopsys’ materials while the individual defendants were employed by Synopsys and (ii) we and the individual defendants acted in concert to intentionally alter, destroy, lose or misplace items requested in discovery and conceal evidence. These orders also struck the answer of one individual defendant, Jeh-Fu Tuan. The Discovery Referee denied Synopsys’ request to strike our answers and the answers of the remaining individual defendants. In August 2004, we filed a writ petition in the California Court of Appeal, Sixth Appellate District in San Jose, seeking to overturn these orders. In October 2004, the Court of Appeal requested that Synopsys file opposition to the petition and provided us with the opportunity to file a reply to Synopsys’ opposition. In October 2004, the Superior Court vacated the previously set January 2005 trial date and stayed all trial proceedings pending final determination of the writ proceedings. Synopsys has requested unspecified damages of at least $25 million, an injunction, a constructive trust on unspecified intellectual property belonging to us and other relief. Further, in September 2003, Synopsys notified us that it reserves the right to seek up to $80 million in punitive damages with respect to claims for which punitive damages are allowed under California Civil Code Section 3294, and up to $50 million in punitive damages with respect to the trade secret claims under California Civil Code Section 3426.3(c).

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

In September 2002, the U.S. Patent and Trademark Office granted our request for ex parte reexamination of the 053 Patent based on prior art not previously considered by the Patent Office. We moved to stay the federal litigation pending the outcome of the reexamination and the court granted our motion in December 2002. In August 2004, the U.S. Patent and Trademark Office issued a final rejection of all of the claims of the 053 Patent. Synopsys has appealed the final rejection to the U.S. Patent and Trademark Office Board of Patent Appeals and Interferences.

Activity on several other summary judgment motions has been suspended because the court stayed the federal litigation. In November 2002, Synopsys filed three motions for summary judgment. The first motion asked the court to enter judgment before trial that our products infringe the 053 Patent. The second motion asked the court to rule before trial against us on our defense that the 053 Patent is unenforceable because Synopsys committed inequitable conduct in obtaining the patent. We submitted oppositions to both of these motions. Synopsys’ third motion asked the court to rule before trial against us on our remaining antitrust counterclaims. Because of the court’s prior rulings against us on our other antitrust counterclaims, we did not oppose this motion. In November 2002, we also filed a summary judgment motion, which asked the court to enter judgment before trial that our products do not infringe the 053 Patent. Synopsys opposed this motion. The court issued its order staying the federal litigation before the parties’ reply briefs were due.

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

We entered into an agreement of merger dated as of November 30, 2004 with Synopsys and North Acquisition Sub, Inc., a Delaware corporation and wholly owned subsidiary of Synopsys (“Merger Sub”), pursuant to which, subject to satisfaction or waiver of the conditions therein, Merger Sub will merge with and into our company and we will become a wholly owned subsidiary of Synopsys. Subject to the consummation of the merger, Synopsys, our company and certain employees, officers and directors of our company, as applicable, have agreed to settle the State Court Actions and Federal Court Actions. In connection with the merger agreement, the parties have submitted stipulations in the State Court Actions and Federal Court Actions to toll the proceedings pending the consummation of the merger. Pursuant to the tolling agreements, we, Synopsys and the individual defendants have agreed not to take further action with respect to the State Court Action and the Federal Court Actions during the period prior to the closing of the proposed merger. In the event that the proposed merger did not occur and the merger agreements were terminated, we, Synopsys and the individual defendants would no longer have any obligation to settle the State Court Action or the Federal Court Actions. We expect that if the merger did not occur and the merger agreement was terminated, that a period of time would be necessary for the applicable Courts to reschedule various hearings and trials and that there would be a substantial delay from the original trial dates. Although we continue to believe that we have meritorious defenses were the parties to proceed with the State Court Action and the Federal Court Actions, we cannot provide any assurance that we will prevail or that our defenses or our ability to achieve a desirable outcome will not be affected by the proposed merger and related events. See Note 12 of the notes to our consolidated financial statements.

In July 2004, we and certain of our officers and directors were named in a securities class action lawsuit filed in the United States District Court for the Northern District of California. The complaint asserts claims against our company, Sang S. Wang, An-Chang Deng, Tammy Shu-Hua Liu and Yen-Son Huang on behalf of a putative class of persons who purchased our stock between December 13, 2001 and June 11, 2004. The class action alleges that the named defendants violated certain provisions of the Securities Exchange Act of 1934 by making materially false and misleading representations in press releases and financial statements filed with the SEC relating to our financial results. The complaint’s allegations derive largely from allegations contained in the State Court Action, and derive from allegations contained in the complaint concerning the 053 Patent. A second class action was filed on September 9, 2004 in the United States District Court for the Northern District of California. On September 27, 2004,

one plaintiff moved for lead plaintiff status in the first filed class action. These two cases were consolidated on October 7, 2004. On November 4, 2004, the judge granted the motion of NECA-IBEW Pension Fund (The Decatur Plan) for appointment as lead plaintiff. Plaintiff must file a consolidated complaint by January 14, 2005, and defendants’ motion to dismiss is currently due January 28, 2005. The hearing on the motion to dismiss is set for March 4, 2005. The case is in the preliminary stages, and it is not possible for us to quantify the impact, if any, on our company. An unfavorable outcome in this case could have a material adverse effect on our business, financial condition, results of operations and cash flow. In addition, the expense of defending any litigation may be costly and divert our attention from the day to day operations of our business.

On August 16, 2004, a purported derivative complaint was filed against us and our directors in the Court of Chancery of the State of Delaware. This complaint alleged that the board of directors breached its fiduciary duty by failing to appoint a special committee to investigate the claims asserted in the Synopsys litigation and by allowing two directors to destroy evidence in the State Court Action. The complaint also alleges that the board of directors breached its fiduciary duty by allowing our company to go public with the knowledge of the alleged trade secret misappropriation and by causing the issuance of allegedly false public statements regarding our financial condition on account of this alleged misappropriation. The complaint seeks equitable relief and an unspecified amount of damages on behalf of our company. On October 15, 2004, the defendants filed a motion to Dismiss or Stay on the grounds that the case is not ripe for adjudication and also filed a Motion for Protective Order Staying Discovery. On December 3, 2004, plaintiff filed oppositions to these motions. Defendants must file reply briefs by January 10, 2005. The case is still in the preliminary stages, and it is not possible for us to quantify the impact, if any, on our company. An unfavorable outcome in this case could have a material adverse effect on our business, financial condition, results of operations and cash flow. In addition, the expense of defending any litigation may be costly and divert management’s attention from the day to day operations of our business.

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

Because many of our current competitors have greater resources than we do and pre-existing relationships with our potential customers, we might not be able to achieve sufficient market penetration to regain profitability or gain additional market share.

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

Approximately 72.1%, 75.3% and 74.2% of our total revenue for fiscal 2002, fiscal 2003 and fiscal 2004, respectively, were from our direct sales efforts. Our software requires sophisticated sales efforts by experienced and knowledgeable personnel. Competition for these individuals is intense due to the limited number of people available with the necessary sales experience and technical understanding of electronic design automation products. Hiring customer service and support personnel is also very competitive in our industry due to the limited number of people available with the necessary technical skills. Our sales and support staff consisted of 49 persons as of September 30, 2004. If we are unable to successfully train and integrate sales and support personnel and continue to identify, hire, train and retain new qualified individuals, our revenue may not grow.

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

A majority of our sales outside North America and Europe are conducted through distributors. Sales by our distributors accounted for approximately 27.9%, 24.7% and 25.8% of our total revenue in fiscal 2002, fiscal 2003 and fiscal 2004, respectively. We rely on Marubeni Solutions as the exclusive distributor of our software in Japan. Sales to Marubeni Solutions accounted for 19.4%, 15.5% and 18.2% of our total revenue in fiscal 2002, fiscal 2003 and fiscal 2004, respectively. We cannot be certain that we will be able to attract distributors that market our software effectively or provide timely and cost effective user support and service. Further, our agreements with our distributors do not obligate the distributor to purchase any amount of licenses of our software or sell licenses of our software. Consequently, one or more of our distributors may not continue to represent our software or devote a sufficient amount of effort and resources to selling our licenses of software in their territories. We may from time to time be forced to terminate relationships with distributors who do not maintain an appropriate level of sales. We may also decide to sell our software in a particular territory directly and terminate relationships with a particular distributor. As a result, our sales in a given territory may decrease substantially or cease until a suitable replacement distributor can be found or we are able to establish or provide adequate sales and support efforts for that territory. Even if we are successful in selling licenses of our software through new distributors, the rate of growth of our total revenue could be harmed if our existing distributors do not continue to sell licenses of our software.

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

It is difficult for us to evaluate the degree to which these factors may reduce our sales because our revenue growth historically had masked the impact of these factors. In addition, most of our costs are relatively fixed in the short term and our business may not grow rapidly enough to absorb the costs of our personnel and facilities. As a result, we may be unable to reduce our expenses to avoid or minimize the negative impact on our quarterly operating results if anticipated revenue is not realized. For example, for the three months ended March 31, 2003, our revenue and earnings fell short of our previous guidance and market expectation and we revised our guidance for the quarter ended June 30, 2003 and fiscal 2003 to project much lower revenue and earnings than previously given, which negatively impacted the trading price of our common stock. Although we were able to achieve revenue and earnings results that met the revised guidance for each of the following five quarters, we again revised our earnings target in July 2004 for the quarter ended September 30, 2004 primarily due to the expected increase in litigation related costs. We did not see any meaningful improvements in our customers’ spending pattern and our outlook continues to be cautious. These trends could materially affect our quarter to quarter operating results, which could negatively impact our stock price.

We may not succeed in creating market acceptance for CRITIC, HANEX and HSIMplus platform and its related post-layout options, and our revenue may decline as a result.

We released our second major product, LEXSIM, in May 2002, our third product, CRITIC, in December 2002, our fourth product, HANEX, in May 2003 and reconfigured LEXSIM into post-layout options for the new HSIMplus platform in May 2004. To date, these products and options other than HSIM have accounted for only an immaterial portion of our revenue. Even though we expect products or options other than HSIM to account for a small percentage of our total revenue in fiscal 2005, our future growth and profitability could be affected by our ability to increase sales of our other products and options. Furthermore, marketing new products requires significant additional expenses and resources. If we fail to market them successfully, our revenue may decline.

If we fail to enhance our circuit simulation and analysis software and develop and introduce new circuit simulation and analysis software on a timely basis, we may not be able to address the needs of our customers, our technology may become obsolete and our results of operations may be harmed.

The electronic design automation software market is characterized by rapid technological change, frequent new product introductions and enhancements, uncertain product life cycles, changes in user demands and evolving industry standards. The introduction of software embodying new technologies and the emergence of new industry standards can render existing software in the semiconductor design industry obsolete and unmarketable. For instance, if customers widely adopt new engineering languages to describe their semiconductor designs and our software fails to support those languages adequately, demand for our software will suffer. To be successful as a stand-alone company, we must devote a substantial amount of our resources to enhance our software, keep pace with changes within our industry and develop and market new technologies. If our enhanced products or our future products and technologies do not achieve market acceptance, we may not be able to maintain our market share or recoup our development costs. As a result, our operating results would be harmed.

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

•       competition from other electronic design automation software vendors;

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

In order to penetrate international markets further, we must either expand the number of distributors who sell licenses of our software or increase our direct international sales presence. As we increase our direct international sales presence, our sales efforts may be delayed as we begin our local sales activities and we may incur higher personnel costs that may not result in additional revenue. These costs and the time to establish a local sales presence could harm our operating results. We may not realize corresponding growth in operating margins from growth in international sales due to the higher costs of these sales. We have increased our sales and support resources in Europe over the last two years and have established offices in France, Germany, India, Israel and Singapore. However, the expected returns on those investments have not been realized, primarily due to the economic slowdown. To date, we have relied primarily on international distributors in Asia and have only recently begun to employ direct sales and support personnel in Singapore and India. Even if we expand our direct and indirect international selling efforts, our efforts may not create or increase international market demand for our software or generate revenue sufficient to recoup the cost of this expansion.

We expect to incur losses in the future, the market price of our common stock could decline.

Although we had net income for the four years ended September 30, 2003, we have incurred losses for the quarter and year ended September 30, 2004, we may continue to incur losses in the future. In order to fund our growth and implement our strategies, we must continue to increase our investment in research and development, sales and marketing and other operations. Our litigation related costs also increased substantially in fiscal 2004 as compared to fiscal 2003 and, in the event the proposed merger with Synopsys is not consummated, we expect these costs to increase in fiscal 2005 totaling an estimated $18.0 million to $20.0 million. As a result, we expect to incur substantial losses and the market price of our common stock may decline, perhaps substantially.

To the extent that we remain a stand-alone company, we anticipate that our expenses will increase substantially in the next 12 months as we:

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

•       implement additional internal systems, develop additional infrastructure and hire additional management to keep pace with our growth; and

•       resume our efforts to defend ourselves vigorously against the State Court Action and the Federal Court Actions.

Any failure to significantly increase our revenue as we implement our strategies would also harm our ability to maintain profitability and could negatively impact the market price of our common stock.

If we are not able to preserve the value of our software’s intellectual property, our business will suffer.

Our software is differentiated from that of our competitors by our internally developed technology. If we fail to protect our intellectual property, other vendors could sell circuit simulation and analysis software with capabilities similar to ours, and this could reduce demand for our software. We protect our intellectual property through a combination of copyright, patent, trade secret and trademark laws. We have a patent program and to date have two patents issued by the U.S. Patent and Trademark Office. We generally enter into confidentiality or license agreements with our employees, consultants and corporate partners, and generally seek to control access to our intellectual property and the distribution of our software, documentation and other proprietary information. However, we believe that these measures afford only limited protection. Others may develop technologies that are similar or superior to our technology or design around the copyrights and trade secrets we own. Unauthorized parties may attempt to copy or otherwise obtain and use our software or technology. Policing unauthorized use of our software is difficult and expensive, and we cannot be certain that the steps we have taken will prevent misappropriation of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as those in the United States. If our means of protecting our proprietary rights is inadequate or ineffective, our business may be severely harmed.

A protracted infringement claim or a significant damage award would adversely impact our operating results.

Substantial litigation and threats of litigation regarding intellectual property rights exist in our industry. We expect that circuit simulation and analysis design software may be increasingly subject to third-party infringement claims as the number of competitors in our industry segment grows and the functionality of products in different industry segments overlaps. We are not aware of any valid proprietary rights of third parties that our software infringes. We are currently a defendant in the State Court Action and Federal Court Actions. Additional third parties other than Synopsys may claim that we infringe their intellectual property rights. Any claims, with or without merit, could:

•       be time consuming to defend;

•       result in costly litigation and/or damage awards;

•       divert our management’s attention and resources;

•       cause customers to cancel or delay orders;

•       cause product shipment delays; or

•       require us to seek to enter into royalty or licensing agreements.

These royalty or licensing agreements may not be available on terms acceptable to us, if at all. A successful claim of product infringement against us or our failure to license the infringed or similar technology could adversely affect our business. We would not be able to sell licenses of the impacted software without exposing ourselves to litigation risk and damages or we may be required to redevelop the software and incur significant additional expense. Because we expect to derive substantially all of our revenue from HSIM in fiscal 2005, to the extent we remain a stand-alone company, anything that would limit our ability to license HSIM would harm our business.

Any potential dispute involving our intellectual property could include our customers and strategic partners, which could trigger our indemnification obligations with them and result in substantial expense.

In any potential dispute involving our intellectual property, our customers and strategic partners could also become the target of litigation. This could trigger our technical support and indemnification obligations in our license agreements which could result in substantial expense to us. In addition to the time and expense required for us to supply such support or indemnification to our customers and strategic partners, any such litigation could severely disrupt or shut down the business of our customers and strategic partners, which in turn could hurt our relations with our customers and strategic partners, result in potential claims for damages and cause licenses for our software to decrease.

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

Customers outside North America accounted for 42.0%, 39.6% and 36.0% of our total revenue in fiscal 2002, fiscal 2003 and fiscal 2004, respectively. We have limited experience marketing and directly licensing our software internationally.

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

•       potentially adverse tax consequences, including the impact of expiry of tax holidays; and

•       political and economic instability.

To the extent we remain a stand-alone company, we intend to pursue strategic relationships but these efforts could substantially divert management attention and resources.

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

To the extent we remain a stand-alone company, we may not be able to expand our proprietary technologies if we do not make acquisitions or investments or fail to successfully integrate the acquired companies with our business.

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

The securities markets have experienced extreme price and volume fluctuations recently and the market prices of the securities of technology companies have been especially volatile. This market volatility, as well as general economic or political conditions, could reduce the market price of our common stock regardless of our operating performance. In addition, our operating results could be below the expectations of investment analysts and investors and, in response, the market price of our common stock may decrease significantly and prevent investors from reselling their shares of our common stock at or above the price at which they purchased the shares. For example, in April 2003 we reported our financial results for the three months ended March 31, 2003, which were below previous guidance and market expectations and in June 2004, material negative rulings were issued by the Discovery Referee against us, as a result of which the stock prices of our common stock were adversely impacted.

Our growth could place a significant strain on our management systems and resources and we may be unable to effectively control our costs and implement our business strategies as a result.

We had 116 employees as of September 30, 2004 and expect our headcount to double over the next two fiscal years to the extent we remain a stand-alone company. Our productivity and the quality of our software may be adversely affected if we do not integrate, train and motivate our new employees quickly and effectively and manage our resources efficiently. We also cannot be sure that our revenue will continue to grow at a sufficient rate to absorb the costs associated with the increased personnel.

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

If we account for employee stock options using the fair value method, it could significantly increase operating expenses.

There has been ongoing public debate whether stock options granted to employees should be treated as a compensation expense and, if so, how to properly value such charges. In 2004, the Financial Accounting Standard Board (FASB) issued an Exposure Draft, “Share-Based Payment: an amendment of FASB statements No. 123 and 95,” which would require us to recognize, as an expense, the fair value of stock options and other stock-based compensation to employees beginning July 1, 2005 and in subsequent reporting periods. If we elect or are required to record an expense for our stock-based compensation plans using the fair value method as described in the Exposure Draft, we could have significant and ongoing expenses, which could significantly affect our business growth.

ITEM 7A.   Quantitative and Qualitative Disclosures About Market Risk

We develop products primarily in the United States and sell those products primarily in North America, Europe and Japan. Our revenue for sales outside of North America was approximately 42.0%, 39.6% and 36.0% of total revenue for fiscal 2002, fiscal 2003 and fiscal 2004, respectively. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. As all of our sales are currently made in United States dollars, a strengthening of the United States dollar could make our software less competitive in foreign markets.

Our interest income is sensitive to changes in the general level of United States interest rates, particularly since the majority of our investments are in short-term instruments. The fair value of fixed rate securities may be adversely impacted because of changes in short-term interest rates and credit ratings. Therefore, our future interest income may be negatively affected by changes in interest rates or we may suffer principal losses if we were to sell securities that have declined in value because of changes in interest rates or issuer credit ratings. A sensitivity analysis assuming a hypothetical 10% movement in interest rates applied to our cash equivalent and short-term investments balances at September 30, 2004 would change interest income by approximately $113,000 on an annual basis. However, due to the nature of our short-term investments, we have concluded that we do not have material market risk exposure. We do not hold or issue derivatives, derivative commodity instruments or other financial instruments for trading or speculative purposes.

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

As of September 30, 2004, our cash, cash equivalents and short-term investments consisted primarily of demand deposits, money market funds and corporate notes held by large institutions in the United States and agency securities of the United States government and state municipalities.

ITEM 8.   Financial Statements and Supplementary Data

Quarterly Results of Operations

The following table presents our operating results for each of the eight quarters in the period ended September 30, 2004. The information for each of these quarters is unaudited and has been prepared on the same basis as our audited financial statements appearing elsewhere in this report. In the opinion of our management, all necessary adjustments, consisting only of normal recurring adjustments, have been included to present fairly the unaudited quarterly results when read in conjunction with our audited consolidated financial statements and the related notes appearing elsewhere in this report. These operating results are not necessarily indicative of the results of any future period.

	Quarters Ended
	Dec. 31, 2002	March 31, 2003	June 30, 2003	Sept. 30, 2003	Dec. 31, 2003	March 31, 2004	June 30, 2004	Sept. 30, 2004
	(in thousands, except per share amounts)
Revenue:
Product	$4,632	$3,211	$1,892	$2,061	$3,003	$1,571	$2,643	$1,720
Subscription	3,748	3,443	3,558	3,852	4,242	5,755	5,793	6,566
Maintenance	1,955	2,145	2,058	2,500	2,482	2,461	2,519	2,712
Total revenue	10,335	8,799	7,508	8,413	9,727	9,787	10,955	10,998
Cost of revenue:
Product	66	63	69	43	91	74	49	13
Subscription	86	84	90	83	105	104	108	126
Maintenance	201	197	211	193	226	259	268	282
Total cost of revenue	353	344	370	319	422	437	425	421
Gross profit	9,982	8,455	7,138	8,094	9,305	9,350	10,530	10,577
Operating expenses:
Research and development	1,529	1,706	1,968	1,942	2,032	2,010	2,419	2,390
Sales and marketing	2,876	2,873	2,659	2,366	2,678	2,662	3,245	3,022
General and administrative	2,464	2,414	2,457	3,318	3,774	3,623	3,735	5,196
Litigation settlement	—	—	—	—	—	—	—	67,463
Stock-based compensation	248	248	229	230	224	218	189	165
Total operating expenses	7,117	7,241	7,313	7,856	8,708	8,513	9,588	78,236
Income (loss) from operations	2,865	1,214	(175)	238	597	837	942	(67,659)
Interest income	268	256	222	240	236	242	253	271
Other income (expense), net	(20)	(10)	11	(18)	(16)	(4)	1	10
Income (loss) before taxes	3,113	1,460	58	460	817	1,075	1,196	(67,378)
Benefit (provision) for taxes	(1,090)	(438)	138	(137)	(245)	(323)	(130)	90
Net income (loss)	$2,023	$1,022	$196	$323	$572	$752	$1,066	$(67,288)
Basic shares	24,363	24,889	25,326	25,653	25,957	26,251	26,666	26,953
Basic earnings (loss) per share	$0.08	$0.04	$0.01	$0.01	$0.02	$0.03	$0.04	$(2.50)
Diluted shares	28,923	28,487	28,546	29,167	29,149	29,213	28,959	26,953
Diluted earnings (loss) per share	$0.07	$0.04	$0.01	$0.01	$0.02	$0.03	$0.04	$(2.50)

Quarterly Fluctuations

We believe seasonal factors in our business may cause both the total revenue and each of its components to fluctuate from quarter to quarter. These seasonal factors include patterns in the capital budgeting, purchasing cycles of our current and prospective customers, the mix between perpetual and time-based licenses, timing of the renewals of time-based licenses and maintenance, and payment terms which may impact the timing of revenue recognition. During the three months ended March 31, 2003, we experienced a substantial change in customers’ purchasing behavior due to the prolonged economic downturn and concerns about their own financial stability. Therefore, as a cost-cutting measure, customers either suspended or reduced their capital budgets dramatically, which adversely affected our revenue. Consequently, total revenue and earnings were lower than expected for the quarter ended March 31, 2003. In addition, more customers preferred to purchase time-based licenses due to their flexible licensing structure and payment terms. As a result, we also experienced decreases in perpetual license purchases in the three months ended March 31, 2003, June 30, 2003, March 31, 2004 and September 30, 2004. Further, commissions represent a significant portion of our sales force compensation, which is structured to encourage sales booking closures prior to fiscal year end. As a result, we expect that sales efforts will intensify in the fourth fiscal quarter, which could result in our revenue being flat or slightly lower in the second and third quarters of the subsequent fiscal year. General and administrative expenses increased by approximately $1.5 million in the three months ended September 30, 2004 relative to the three months ended June 30, 2004 primarily due to the increases in litigation and related costs. For the quarter ended September 30, 2004, we have also recorded a one-time non-cash expense of $67.5 million for litigation settlement. As a result, we incurred a net loss of $67.3 million for the quarter ended September 30, 2004 and $64.9 million for the fiscal year ended September 30, 2004.

NASSDA CORPORATION

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	56
Consolidated Balance Sheets as of September 30, 2003 and 2004	57
Consolidated Statements of Operations for each of the three fiscal years ended September 30, 2002, 2003 and 2004	58
Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) for each of the three fiscal years ended September 30, 2002, 2003 and 2004	59
Consolidated Statements of Cash Flows for each of the three fiscal years ended September 30, 2002, 2003 and 2004	60
Notes to Consolidated Financial Statements	61

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Nassda Corporation:

We have audited the accompanying consolidated balance sheets of Nassda Corporation and subsidiaries (the “Company”) as of September 30, 2003 and 2004, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss) and cash flows for each of the three years in the period ended September 30, 2004. Our audits also included the consolidated financial statement schedule listed in Item 15(a)(2). These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and consolidated financial statement schedule based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2003 and 2004 and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2004 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule listed in Item 15(a)(2), when considered in relation to the basic consolidated financial statements as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

San Jose, California
December 3, 2004

NASSDA CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30,
	2003	2004
Assets:
Current assets:
Cash and cash equivalents	$53,145	$59,298
Short-term investments	39,020	42,142
Accounts receivable, net of allowances of $92 and $82 at September 30, 2003 and September 30, 2004, respectively	1,874	1,302
Prepaid expenses and other current assets	996	1,093
Deferred income taxes	2,568	3,768
Total current assets	97,603	107,603
Property and equipment, net	704	483
Other assets	1,165	921
Total assets	$99,472	$109,007
Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$230	$2,168
Other accrued liabilities	7,682	8,342
Accrued litigation settlement (Note 12)	—	67,463
Deferred revenue	8,982	10,143
Total current liabilities	16,894	88,116
Deferred revenue	849	482
Other long-term liabilities	64	57
Total liabilities	17,807	88,655
Commitments and Contingencies (Notes 5 and 10)
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized: no shares issued and outstanding	—	—
Common stock, par value $0.001: 110,000,000 shares authorized; 25,999,439 and 27,025,604 shares outstanding at September 30, 2003 and September 30, 2004, respectively	26	27
Additional paid-in capital	70,343	73,117
Deferred stock-based compensation	(1,117)	(235)
Accumulated other comprehensive (loss)	(4)	(76)
Retained earnings (accumulated deficit)	12,417	(52,481)
Total stockholders’ equity	81,665	20,352
Total liabilities and stockholders’ equity	$99,472	$109,007

See accompanying notes to consolidated financial statements.

NASSDA CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share and per share amounts)

	Years Ended September 30,
	2002	2003	2004
Revenue:
Product	$19,101	$11,796	$8,937
Subscription	9,587	14,601	22,356
Maintenance	5,219	8,658	10,174
Total revenue	33,907	35,055	41,467
Cost of revenue:
Product	259	241	227
Subscription	276	343	443
Maintenance	685	802	1,035
Total cost of revenue	1,220	1,386	1,705
Gross profit	32,687	33,669	39,762
Operating expenses:
Research and development	5,478	7,145	8,851
Sales and marketing	9,388	10,774	11,607
General and administrative	7,773	10,653	16,328
Litigation settlement (Note 12)	—	—	67,463
Stock-based compensation*	1,005	955	796
Total operating expenses	23,644	29,527	105,045
Income (loss) from operations	9,043	4,142	(65,283)
Interest income	949	986	1,002
Other income (expense), net	(9)	(37)	(9)
Income (loss) before taxes	9,983	5,091	(64,290)
Provision for income taxes	(3,579)	(1,527)	(608)
Net income (loss)	$6,404	$3,564	$(64,898)
Earnings (loss) per share:
Basic	$0.32	$0.14	$(2.45)
Diluted	$0.23	$0.12	$(2.45)
Shares used in computing earnings (loss) per share:
Basic	20,116	25,058	26,457
Diluted	27,697	28,781	26,457

*Stock-based compensation includes:
Research and development	$426	$422	$349
Sales and marketing	346	300	224
General and administrative	233	233	223
Total	$1,005	$955	$796

See accompanying notes to consolidated financial statements.

NASSDA CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except share amounts)

	Common Stock		Additional Paid-In	Deferred Stock-Based	Accumulated Other Comprehensive	Retained Earnings (Accumulated	Total Stockholders’	Total Comprehensive
	Shares	Amount	Capital	Compensation	Income (Loss)	Deficit)	Equity	Income (Loss)
Balance at October 1, 2001	12,149,867	$12	$6,126	$(3,429)	$11	$2,449	$5,169	$2,102
Exercise of stock options	422,252	—	187				187
Issuance of common stock under employee stock purchase plan	36,920	—	345				345
Conversion of preferred stock	6,575,997	7	1,843				1,850
Issuance of common stock to public, net of issuance costs of $6,076	5,750,000	6	57,168				57,174
Amortization of employee deferred stock-based compensation				1,005			1,005
Reversal of stock-based compensation for cancellation of stock options			(216)	216			—
Income tax benefit from employee stock transactions			925				925
Unrealized loss on short-term investments					(5)		(5)	$(5)
Net income						6,404	6,404	6,404
Balance at September 30, 2002	24,935,036	25	66,378	(2,208)	6	8,853	73,054	$6,399
Exercise of stock options	900,203	1	1,370				1,371
Issuance of common stock under employee stock purchase plan	164,200		1,002				1,002
Amortization of employee deferred stock-based compensation				955			955
Reversal of stock-based compensation for cancellation of stock options			(136)	136			—
Income tax benefit from employee stock transactions			1,729				1,729
Unrealized loss on short-term investments					(10)		(10)	$(10)
Net income						3,564	3,564	3,564
Balance at September 30, 2003	25,999,439	26	70,343	(1,117)	(4)	12,417	81,665	$3,554
Exercise of stock options	803,389	1	976				977
Issuance of common stock under employee stock purchase plan	222,776		1,117				1,117
Amortization of employee deferred stock-based compensation				796			796
Reversal of stock-based compensation for cancellation of stock options			(86)	86			—
Income tax benefit from employee stock transactions			767				767
Unrealized loss on short-term investments					(72)		(72)	$(72)
Net income (loss)						(64,898)	(64,898)	(64,898)
Balance at September 30, 2004	27,025,604	$27	$73,117	$(235)	$(76)	$(52,481)	$20,352	$(64,970)

See accompanying notes to consolidated financial statements.

NASSDA CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended September 30,
	2002	2003	2004
Operating activities
Net income (loss)	$6,404	$3,564	$(64,898)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	438	548	471
Provision for doubtful accounts	25	15	—
Loss on disposal of property and equipment	—	14	6
Stock-based compensation	1,005	955	796
Deferred income taxes	445	(954)	(959)
Changes in operating assets and liabilities:
Accounts receivable	(2,415)	2,267	572
Prepaid expenses and other current assets	202	(443)	(94)
Accounts payable	444	(325)	1,938
Other accrued liabilities	2,549	2,417	1,427
Accrued litigation settlement	—	—	67,463
Deferred revenue	1,593	3,766	794
Long-term liabilities	(1,655)	10	(7)
Net cash provided by operating activities	9,035	11,834	7,509
Investing activities
Purchases of short-term investments	(54,004)	(62,537)	(47,323)
Proceeds from maturity of short-term investments	25,224	58,799	44,129
Purchases of property and equipment	(331)	(482)	(256)
Other assets	40	1	—
Net cash used in investing activities	(29,071)	(4,219)	(3,450)
Financing activities
Proceeds from issuance of common stock, net of issuance costs	57,174	—	—
Proceeds from sale of common stock	532	2,373	2,094
Repurchase of preferred stock	(168)	—	—
Net cash provided by financing activities	57,538	2,373	2,094
Increase in cash and cash equivalents	37,502	9,988	6,153
Cash and cash equivalents, beginning of period	5,655	43,157	53,145
Cash and cash equivalents, end of period	$43,157	$53,145	$59,298
Supplemental disclosure of cash flow information
Cash paid for income taxes	$3,041	$319	$822
Noncash investing and financing activities
Unrealized loss on short-term investments	$(5)	$(10)	$(72)
Reversal of deferred stock-based compensation	$(216)	$(136)	$(86)
Income tax benefit from employee stock transactions	$925	$1,729	$767
Conversion of preferred stock to common stock	$1,850	$—	$—

See accompanying notes to consolidated financial statements.

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

The Company operates on a 52 week fiscal year ending September 30. Fiscal 2002 ended on September 30, 2002, fiscal 2003 ended on September 30, 2003 and fiscal 2004 ended on September 30, 2004. Fiscal 2005 will end on September 30, 2005.

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

Certain Significant Risks and Uncertainties—The Company is subject to certain risks and uncertainties. The Company is a defendant in various lawsuits (see Note 10). Should the Company not prevail in any of these lawsuits, the Company may be required to pay substantial monetary damages and/or be prevented from selling the Company’s software. In addition, the Company believes changes in any of the following areas could have a material adverse effect on the Company’s future financial position or results of operations: the economic environment; new product development, including market receptiveness; changes in overall demand for products and services offered by the Company; changes in customer relationships; litigation or claims against the Company based on intellectual property, patent, product regulatory or other factors; competition from other products; existing product obsolescence; the ability to attract and retain qualified employees; and the ability to obtain additional financing.

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

•       a written purchase order and license agreement or other contract has been executed;

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

Under SFAS No. 123, the Company is required to disclose pro forma information regarding option grants made to its employees based on specified valuation techniques that produce estimated compensation charges. The Company’s calculations are based on a single option valuation approach and forfeitures are recognized as they occur. For pro forma purposes, the estimated fair value of the Company’s stock-based awards is amortized over the respective vesting period. The weighted-average estimated fair value of stock options issued during fiscal 2002, fiscal 2003 and fiscal 2004 was $5.88, $4.32 and $3.64 per share, respectively. The Company’s pro forma net income (loss), basic earnings (loss) per share and diluted earnings (loss) per share under SFAS No. 123 would have been as follows (in thousands, except per share amounts):

	September 30,
	2002	2003	2004
Net income (loss) as reported	$6,404	$3,564	$(64,898)
Add: stock based employee compensation expense included in reported net income (loss), net of taxes	916	651	686
Less: stock-based employee compensation expense determined under fair value based method, net of taxes	(3,581)	(5,310)	(5,860)
Pro forma net income (loss)	$3,739	$(1,095)	$(70,072)
Basic earnings (loss) per share:
As reported	$0.32	$0.14	$(2.45)
Pro forma	$0.19	$(0.04)	$(2.65)
Diluted earnings (loss) per share:
As reported	$0.23	$0.12	$(2.45)
Pro forma	$0.14	$(0.04)	$(2.65)

The fair value of options at the date of grant was estimated using the minimal value method through the date of the Company’s initial public offering in December 2001, and the Black-Scholes option pricing model for options granted thereafter, with the following weighted-average assumptions:

	Years Ended September 30,
	2002	2003	2004
Stock Option Plans:
Risk-free interest rate	4.0%	2.89%	3.33%
Expected volatility	70.0%	85.4%	75.1%
Expected life (in years)	4.5	4.5	4.5
Expected dividend	0.0%	0.0%	0.0%
Employee Stock Purchase Plan:
Risk-free interest rate	1.86%	1.18%	1.22%
Expected volatility	70.0%	85.4%	69.6%
Expected life (in years)	0.5	1.0	1.0
Expected dividend	0.0%	0.0%	0.0%

Income Taxes—The Company accounts for income taxes using an asset and liability approach. Deferred tax assets are recognized for future deductions and operating loss and credit carryforwards, net of a valuation allowance to reduce net deferred tax assets to amounts that are more likely than not to be realized.

Earnings (Loss) Per Share—Basic earnings (loss) per share (“EPS”) is computed by dividing net income (loss) by the weighted average common shares outstanding for the period. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. The effects of any potential dilutive securities are excluded from the calculation of EPS during periods with a net loss as the effect would be anti-dilutive.

Foreign Currency Translation—The functional currency of the Company’s foreign subsidiaries is the United States dollar. Accordingly, current assets and liabilities are translated to United States dollars at the exchange rates in effect as of the balance sheet date, long-term assets and liabilities are translated to United States dollars at the historical exchange rates, and results of operations are translated using the average rates in effect for the period presented. Transaction gains and losses, which are included in other income (expense) in the accompanying consolidated statements of income, have not been significant.

Comprehensive Income (Loss)—Comprehensive income (loss) for the fiscal 2002, 2003 and 2004 has been disclosed within the consolidated statement of stockholders’ equity and comprehensive income (loss).

Recently Issued Accounting Standards—In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation 46 (“FIN 46”), Consolidation of Variable Interest Entities in January 2003, and a revised interpretation of FIN 46 (“FIN 46-R”). FIN 46 requires certain variable interest entities (“VIEs”) to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of FIN 46 were effective immediately for all arrangements entered into after January 31, 2003. The Company has not invested in any entities that the Company believes are variable interest entities for which it is the primary beneficiary. The adoption of FIN 46-R had no impact on the Company’s financial position, results of operations or cash flows.

In November 2003, the Emerging Issues Task Force (“EITF”) reached an interim consensus on Issue 03-01, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investment” to require additional disclosure requirements for securities classified as available-for-sale or held-to-maturity for fiscal years ending after December 15, 2003. In March 2004, the EITF reached a final consensus on this Issue and provided additional guidance in determining whether investment securities have an impairment which should be considered other-than-temporary in reporting periods after June 15, 2004. The adoption of this Issue had no impact on the Company’s financial position, results of operations or cash flows.

2. Short-term Investments

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

	Cost	Unrealized Gain	Unrealized (Loss)	Fair Market Value
September 30, 2003
Cash and cash equivalents:
Cash	$2,511	$—	$—	$2,511
Money Market funds	8,265	—	—	8,265
Corporate Notes	2,000	—	—	2,000
Tax-exempt municipal obligations	40,369	—	—	40,369
Total cash and cash equivalents	53,145	—	—	53,145
Short-term investments:
Corporate Notes	3,873	2	(1)	3,874
Tax-exempt municipal obligations	3,400	—	(3)	3,397
U.S. government agency notes	31,753	—	(4)	31,749
Total short-term investments	39,026	2	(8)	39,020
Total cash, cash equivalents and short-term investments	$92,171	$2	$(8)	$92,165
September 30, 2004
Cash and cash equivalents:
Cash	$1,100	$—	$—	$1,100
Money Market funds	346	—	—	346
Corporate notes	998	—	—	998
Tax-exempt municipal obligations	56,854	—	—	56,854
Total cash and cash equivalents	59,298	—	—	59,298
Short-term investments:
Corporate notes	4,467	—	(5)	4,462
Tax-exempt municipal obligations	1,514	—	(2)	1,512
U.S. government agency notes	36,259	—	(91)	36,168
Total short-term investments	42,240	—	(98)	42,142
Total cash, cash equivalents and short-term investments	$101,538	$—	$(98)	$101,440

All investments held by the Company as of September 30, 2003 and 2004 had original maturities of 12 months or less. As of September 30, 2004, the unrealized loss on short-term investments was due to the increase in interest rates.

3. Property and Equipment

Property and equipment consisted of (in thousands):

	September 30,
	2003	2004
Computer equipment	$936	$1,124
Furniture and fixtures	513	535
Software	497	506
Leasehold improvements	49	52
	1,995	2,217
Less accumulated depreciation	(1,291)	(1,734)
Property and equipment, net	$704	$483

Depreciation expense for fiscal 2002, 2003 and 2004 was approximately $438,000, $548,000 and $471,000, respectively.

4. Other Accrued Liabilities

Other accrued liabilities consisted of (in thousands):

	September 30,
	2003	2004
Accrued compensation and related benefits	$1,796	$2,119
Accrued bonuses	893	1,591
Income taxes payable	1,713	1,790
Accrued legal	2,214	1,845
Other	1,066	997
Total	$7,682	$8,342

During fiscal 2003, the Company accrued bonuses of $900,000 earned by its employees. These bonuses were distributed to employees in December 2003.

During fiscal 2004, the Company accrued bonuses of $1.5 million earned by its employees. Approximately $584,000 of these bonuses were paid in October 2004 and the remaining amount will be paid in December 2004.

5. Lease Commitments

The Company leases its facilities under various noncancelable operating leases. In December 2002, the Company entered into a three-year operating lease for its headquarters located in Santa Clara, California, which began in February 2003 and will expire in March 2006. These noncancelable operating leases began expiring in October 2003. Rent expense was $600,000 in fiscal 2002, $784,000 in fiscal 2003 and $742,000 in fiscal 2004. The aggregate future noncancelable minimum rentals or operating leases are as follows (in thousands):

Years Ending September 30,
2005	$603
2006	252
$855

6. Stockholders’ Equity

Preferred Stock

In August 2001, the Company’s board of directors approved and, in September 2001, the stockholders approved, the authorization of 10,000,000 shares of undesignated preferred stock to be available for issuance concurrently with the effectiveness of the Company’s initial public offering. As of September 30, 2004, there were no such shares issued or outstanding.

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

Common stock issued to certain employees is subject to repurchase agreements whereby the Company has the option to repurchase the unvested shares upon termination of employment at the original issuance price. The number of shares subject to repurchase is generally reduced at a rate of 1/48th per month, with a certain amount being vested immediately. At September 30, 2004, no shares were subject to repurchase by the Company.

At September 30, 2004, the Company had reserved the following authorized but unissued shares of common stock:

Stock Options:
Options outstanding	7,051,107
Reserved for future grants	4,032,734
Employee Stock Purchase Plan	2,789,495
Total	13,873,336

Employee and Director Stock Plans

1998 Stock Option Plan

In 1998, the Company adopted the 1998 Stock Option Plan, which included both incentive and nonstatutory stock options. Under the 1998 Stock Option Plan, the Company could grant options to purchase up to 11,069,197 shares of common stock to employees, directors and service providers at prices not less than the fair market value at date of grant for incentive stock options and not less than 85% of the fair market value for nonstatutory options. These options generally expired ten years from the date of grant and were generally exercisable at any time after the date of grant and when the shares were vested. Options granted to a person who, at the time of the grant, owned more than 10% of the voting power of all classes of stock, were at prices no less than 110% of the fair market value and had a term of no more than five years. Incentive stock options and nonstatutory options generally vested at a rate of 25% on the first anniversary of the grant date and 1/48 per month thereafter. Shares issued upon exercise prior to vesting were subject to a right of repurchase by the Company, which lapsed according to the original option-vesting schedule. At September 30, 2004, no shares of common stock issued upon exercise of options under the 1998 Stock Option Plan were subject to repurchase by the Company. Upon the effectiveness of the Company’s initial public offering in December 2001, the 1998 Stock Option Plan was terminated as to future grants.

2001 Stock Option Plan

In August 2001, the Company adopted the 2001 Stock Option Plan and 3,999,999 shares of common stock were reserved for issuance thereunder. The 2001 Stock Option Plan became effective in December 2001, upon the Company’s initial public offering. On October 1 of each year, the number of shares in the reserve will increase by the lesser of 3,999,999 shares of common stock; 6.0% of outstanding shares of common stock on the last day of the previous fiscal year; or an amount determined by the board of directors. Pursuant to the 2001 Stock Option Plan, the board of directors may grant either incentive or non-qualified stock options to purchase shares of the Company’s common stock to eligible individuals at not less than 100% of the fair market value of those shares on the date of the grant. Stock options generally vest over a period of four years and expire ten years from the date of grant. The plan will terminate in August 2011, unless the board of directors terminates it sooner. As of September 30, 2004, 3,746,327 shares of common stock were reserved for future grants under the 2001 Stock Option Plan. On October 18, 2004, the board of directors approved an increase to the reserve of 1,621,536 shares, representing 6% of the Company’s outstanding common stock on September 30, 2004.

2001 Employee Stock Purchase Plan

In August 2001, the Company adopted the 2001 Employee Stock Purchase Plan (“ESPP”) and 666,667 shares of common stock were reserved for issuance thereunder. The ESPP became effective upon the Company’s initial public offering in December 2001. Under the ESPP, eligible employees are permitted to have salary withholdings of up to 15% of their compensation (up to $25,000 annually) to purchase shares of common stock at a price equal to 85% of the lesser of the fair market value per share of Company common stock on the start date of the offering period or the end of the purchase period. On October 1 of each year, the number of shares in the reserve will increase by the lesser of 2,666,666 shares of common stock; 5.0% of outstanding shares of common stock on the last day of the previous fiscal year; or an amount determined by the board of directors. The plan will terminate in August 2011, unless the board of directors terminates it sooner. In fiscal 2002, 2003 and 2004, 36,920, 164,200 and 222,776 shares of common stock were issued under the ESPP at a weighted average price of $9.35, $6.11 and $ 5.01, respectively. The weighted average fair value of the fiscal 2002, 2003 and 2004 issuances were $6.16, $2.80 and $3.41, respectively. As of September 30, 2004 2,789,495 shares of common stock were reserved for future issuance under the ESPP. On October 18, 2004, the board of directors approved an increase to the reserve of 1,351,280 shares, representing 5% of the Company’s outstanding common stock on September 30, 2004.

2001 Director Option Plan

In August 2001, the Company adopted the 2001 Director Option Plan and 266,667 shares of common stock were reserved for issuance thereunder. The 2001 Director Option Plan became effective upon the Company’s initial public offering in December 2001. On October 1 of each year, the number of shares in the reserve will increase by the lesser of 100,000 shares of common stock; 0.4% of outstanding shares of common stock on the last day of the previous fiscal year; or an amount determined by the board of directors. The plan will terminate in August 2011, unless the board of directors terminates it sooner. The 2001 Director Option Plan provides for an initial grant to a new nonemployee director of an option to purchase 40,000 shares of common stock. Subsequent to the initial grants, each nonemployee director will be automatically granted an option to purchase 20,000 shares of common stock on October 1 of each year. As of September 30, 2004, 286,407 shares of common stock were reserved for future issuance under the 2001 Director Option Plan. On October 18, 2004, the board of directors approved an increase to the reserve of 100,000 shares, representing 0.37% of the Company’s outstanding common stock on September 30, 2004.

Option activities under the Stock Option Plans were as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding, September 30, 2001 (986,814 shares vested and exercisable at a weighted average exercise price of $0.67 per share)	5,350,587	$1.47
Granted (weighted average fair value of $5.88 per share)	2,065,320	10.10
Exercised	(422,252)	0.44
Canceled	(211,667)	4.90
Outstanding, September 30, 2002 (2,340,499 shares vested and exercisable at a weighted average exercise price of $1.48 per share)	6,781,988	4.06
Granted (weighted average fair value of $4.32 per share)	1,771,900	6.55
Exercised	(900,203)	1.52
Canceled	(347,473)	6.71
Outstanding, September 30, 2003 (3,034,703 shares vested and exercisable at a weighted average exercise price of $2.90 per share)	7,306,212	4.85
Granted (weighted average fair value of $3.64 per share)	1,006,500	6.15
Exercised	(803,389)	1.22
Canceled	(458,216)	7.58
Outstanding, September 30, 2004 (4,129,895 shares vested and exercisable at a weighted average exercise price of $4.06 per share)	7,051,107	5.27

At September 30, 2004, 4,032,734 shares were available for future grant under the 2001 Stock Option Plan and the 2001 Directors Option Plan.

Additional information regarding options outstanding as of September 30, 2004 was as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
	(in thousands)	(in years)		(in thousands)
$ 0.02 - $ 0.10	1,353	5.25	$.06	1,353	$0.06
$ 1.13	310	6.18	$1.13	283	$1.13
$ 1.88 - $ 2.25	580	4.65	$2.02	524	$2.02
$ 3.00 - $ 3.38	474	5.94	$3.11	403	$3.11
$ 4.29	487	9.78	$4.29	0	$0.00
$ 5.35 - $ 6.60	1,603	8.46	$6.46	371	$6.34
$ 7.09 - $ 9.00	1,421	7.74	$8.51	741	$8.69
$11.00 - $11.89	743	7.42	$11.28	409	$11.26
$13.45 - $16.96	80	7.64	$14.55	46	$14.60
$ 0.02 - $16.96	7,051	7.09	$5.27	4,130	$4.06

Additional Stock Plan Information

As discussed in Note 1, the Company accounts for its stock-based awards using the intrinsic value method in accordance with Accounting Principles Board No. 25, Accounting for Stock Issued to Employees, and its related interpretations. The Company uses the intrinsic value method in accounting for its stock-based compensation arrangements for employees, whereby compensation is recognized to the extent the fair value of the underlying common stock exceeds the exercise price of the stock options at the date of grant. Deferred stock-based compensation of $2.5 million was recorded during fiscal 2001 for the excess of the fair value of the common stock underlying the options at the grant date over the exercise price of the options. This amount is being amortized on a straight line basis over the vesting period, generally four years. Amortization of deferred compensation related to employee grants was $1.0 million, $955,000 and $796,000 in fiscal 2002, fiscal 2003 and fiscal 2004, respectively.

7. Earnings (Loss) per Share

Basic earnings (loss) per share (“EPS”) is computed by dividing net income (loss) by the weighted average common shares outstanding for the period. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. The effects of any potential dilutive securities are excluded from the calculation of EPS during periods with a net loss as the effect would be anti-dilutive.

During fiscal 2002, fiscal 2003 and fiscal 2004, the Company had securities outstanding that could potentially dilute basic earnings (loss) per share in the future, but these securities were excluded in the computation of diluted earnings (loss) per share in such periods as their effect would have been antidilutive. At September 30, 2002, 2003 and 2004, options to purchase 494,000, 1.8 million and 7.1 million shares of common stock, respectively, were excluded from the diluted earnings (loss) per share computation. The following table is a reconciliation of the numerators and denominators used in computing basic and diluted earnings (loss) per share (in thousands, except per share data):

	Years Ended September 30,
	2002	2003	2004
Net income (loss) (numerator):	$6,404	$3,564	$(64,898)
Shares (denominator):
Weighted average common shares outstanding	22,075	25,580	26,565
Weighted average common shares subject to repurchase	(1,959)	(522)	(108)
Shares used in basic computation	20,116	25,058	26,457
Weighted average common shares subject to repurchase	1,959	522	—
Common shares issuable upon exercise of stock options (treasury stock method)	4,318	3,201	—
Convertible preferred stock	1,304	—	—
Shares used in diluted computation	27,697	28,781	26,457
Basic earnings (loss) per share	$0.32	$0.14	$(2.45)
Diluted earnings (loss) per share	$0.23	$0.12	$(2.45)

8. Income Taxes

The income tax provision consisted of the following (in thousands):

	Years Ended September 30,
	2002	2003	2004
Current:
Federal	$2,488	$2,105	$1,525
State	414	336	22
Foreign	232	40	20
	3,134	2,481	1,567
Deferred:
Federal	399	(616)	(840)
State	46	(338)	(119)
	445	(954)	(959)
Provision for income taxes	$3,579	$1,527	$608

The amount of income tax expense recorded differed from the amount using the statutory federal income tax rate (35.0%) for the following reasons:

	Years Ended September 30,
	2002	2003	2004
Federal statutory tax	35.0%	35.0%	(35.0)%
State income taxes net of federal tax benefit	4.9	—	(0.1)
Tax credits	(1.4)	(3.5)	(0.5)
Foreign withholding tax	0.9	0.7	(0.3)
Deferred stock-based compensation	2.8	1.2	0.3
ETI exclusion	(3.5)	(1.3)	(0.1)
Tax-exempt interest	(1.3)	(3.4)	(0.3)
Litigation settlement	—	—	36.7
Other	(1.5)	1.3	0.2
Effective tax rate	35.9%	30.0%	0.9%

Income (loss) before income taxes was as follows (in thousands):

	Years Ended September 30,
	2002	2003	2004
Domestic	$9,812	$5,974	$(63,475)
Foreign	171	(883)	(815)
Income (loss) before income taxes	$9,983	$5,091	$(64,290)

Significant components of the Company’s net deferred tax assets were as follows (in thousands):

	Years Ended September 30,
	2003	2004
Deferred tax assets:
Net operating loss carryforward	$13	$—
Accrued compensation	343	1,036
Reserves and accrued liabilities	182	151
Deferred revenue	2,168	2,203
Stock compensation	640	638
Depreciation and amortization	—	26
Credits	494	735
Total deferred tax assets	3,840	4,789
Deferred tax liabilities:
Depreciation and amortization	(2)	—
Prepaid expenses	(127)	(132)
Total deferred tax liabilities	(129)	(132)
Total net deferred tax asset	3,711	4,657
Valuation allowance	(13)	—
Net deferred tax assets	$3,698	$4,657

Current net deferred taxes at September 30, 2003 and 2004 were $2.6 million and $3.8 million, respectively. Noncurrent net deferred tax assets at September 30, 2003 and 2004 of $1.1 million and $890,000, respectively, were included in other assets.

At September 30, 2003, the Company had foreign loss carryforwards of approximately $37,000, which would have expired in 2008. The Company recorded a full valuation allowance against the loss carryfowards based on the Company’s evaluation of the likelihood of realization of future tax benefits resulting from these loss carryforwards. However, in the year ended September 30, 2004, these loss carryforwards were fully utilized, and the valuation allowance was therefore released.

At September 30, 2004, the Company had federal and California research and development credit carryforwards of approximately $341,000 and $394,000, respectively, to offset future tax liabilities. The federal credit begins expiring in 2023 and the state credit has no expiration. The research and development credits were calculated through June 30, 2004 as the research tax credit provision in Internal Revenue Code Section 41 expired on June 30, 2004. Although the research tax credit provision was subsequently extended by Congress until June 30, 2005, the extension was not approved until October 4, 2004, after the end of the Company’s fiscal year. The research credit earned during the period from July 1, 2004 to September 30, 2004 will be reflected in the financial statements for the fiscal year ending September 30, 2005.

Current federal and California state tax laws include substantial restrictions on the utilization of tax credits in the event of an ownership change of a corporation. Accordingly, the Company’s ability to utilize tax credit carryforwards may be limited as a result of such ownership change as defined. Such a limitation could result in the expiration of carryforwards before they are utilized.

The pretax income (loss) from foreign operations was $171,000, $(883,000), and $(815,000) in fiscal 2002, 2003 and 2004, respectively. Undistributed earnings of the Company’s foreign subsidiaries are considered to be indefinitely reinvested and, accordingly, no provision for federal and state income taxes has been provided thereon. Upon distribution of those earnings in the form of a dividend or otherwise, the Company would be subject to both United States income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. It is not practical to estimate the income tax liability that might be incurred on the remittance of such earnings.

9. Employee Benefit Plan

The Company has established a 401(k) tax deferred savings plan (the “401(k) Plan”) which permits participants to make contributions by salary deduction pursuant to Section 401(k) of the Internal Revenue Code. The Company may, at its discretion, make matching contributions to the 401(k) Plan. The Company is responsible for administrative costs of the 401(k) Plan. The Company did not make any matching contributions in fiscal 2002, fiscal 2003 or fiscal 2004.

10. Contingencies

Legal Proceedings

Synopsys has filed claims against the Company in state and federal courts. These claims are based on the alleged facts and circumstances relating to the departure of the Company’s five founders from their employment at Synopsys, the founding of the Company and the development and sale of HSIM and the Company’s other products. Each of the Company’s founders and Dr. Sang S. Wang, its Chief Executive Officer, became an employee of Synopsys when Synopsys acquired EPIC Design Technology in February 1997. Dr. Wang resigned from Synopsys in March 1998 and served as a consultant to Synopsys until June 1998. Dr. An-Chang Deng, the Company’s President, and the Company’s four other founders resigned from Synopsys at approximately the same time in August 1998 and became employees of the Company immediately thereafter. Dr. Wang became an employee of the Company in April 1999. None of Drs. Wang or Deng or the Company’s four other founders was subject to a noncompetition agreement with Synopsys at any time.

In February 2000, Synopsys filed a complaint in the Superior Court of the State of California in the County of Santa Clara (Case No. CV787950) against the Company and Dr. Deng, the Company’s President. The State Court Action complaint alleged breach of contract, breach of fiduciary trust, diversion of corporate opportunity and constructive trust. In September 2001, Synopsys filed its second amended complaint, which added claims of inducing/aiding and abetting breach of fiduciary duty, including/aiding and abetting diversion of corporate opportunity, misappropriation of trade secrets, civil conspiracy, breach of confidence and unfair competition, and added as individual defendants Dr. Wang and the Company’s four other founders. In September 2002, Synopsys filed a supplemental second amended complaint that contained supplemental allegations but added no new claims or parties. In January 2003, the discovery referee issued orders creating rebuttable presumptions in favor of Synopsys on certain evidentiary issues to sanction the Company for erasure of certain computer files requested in discovery by Synopsys. These rulings meant that the Company must prove at trial that the Company did not take or use Synopsys’ source code or other confidential information, rather than the usual requirement that Synopsys provide such proof in the first instance. The Company filed a motion for reconsideration of this order and in March 2003, the court denied its motion, concluding that it was barred on procedural grounds. In January 2003, Synopsys filed a third amended complaint, which contained supplemental allegations but added no new claims or parties. The Company has filed an answer denying Synopsys’ allegations. In August 2003, Synopsys filed several motions for terminating sanctions against the Company, which were heard in January 2004. In June 2004, the Court ruled on Synopsys’ motions for terminating sanctions. The Discovery Referee vacated the orders of January 2003 that created the rebuttable presumptions in favor of Synopsys, but issued new orders. These orders limit the Company’s defenses regarding the timing and development of the initial HSIM source code and the evidence that the Company and the remaining individual defendants can present at trial. For purposes of trial, among other things, the orders established as facts that: (i) the first 60,000 lines of source code of HSIM and all the ideas and concepts reflected therein, to the extent they were not publicly known, were copied or derived from Synopsys’ source code or other Synopsys’ materials while the individual defendants were employed by Synopsys and (ii) the Company and the individual defendants acted in concert to intentionally alter, destroy, lose or misplace items requested in discovery and conceal evidence. These orders also struck the answer of one individual defendant, Jeh-Fu Tuan. The Discovery Referee denied Synopsys’ request to strike the Company’s answers and the answers of the remaining individual defendants. In August 2004, the Company filed a writ petition in the California Court of Appeal, Sixth Appellate District in San Jose, seeking to overturn these orders. In October 2004, the Court of Appeal requested that Synopsys file opposition to the petition and provided the Company with the opportunity to file a reply to Synopsys’ opposition. In October 2004, the Superior Court vacated the previously set January 2005 trial date and stayed all trial proceedings pending final determination of the writ proceedings. The Company opposes each of these motions and intends to file oppositions within the time permitted by law. Synopsys has requested unspecified damages of at least $25 million, an injunction, a constructive trust on unspecified intellectual property belonging to the Company and other relief. Further, in September 2003, Synopsys notified the Company that it reserves the right to seek up to $80 million in punitive damages with respect to claims for which punitive damages are allowed under California Civil Code Section 3294, and up to $50 million in punitive damages with respect to the trade secret claims under California Civil Code Section 3426.3(c).

In May 2001, Synopsys filed a complaint in the United States District Court, Northern District of California, San Jose division (Case No. CO1-20423 PVT) against the Company, alleging that the Company’s HSIM software infringes U.S. Patent No. 5,878,053 entitled “Hierarchical Power Network Simulation and Analysis tool for reliability testing of Deep Submicron IC Designs” (the “053 Patent”), which is purportedly assigned to Synopsys. Since the case began, Synopsys has also alleged that the Company’s subsequently released HSIM 2.0 and LEXSIM products, infringe the 053 Patent. Synopsys has requested relief including damages from $4.1 million to $13.7 million and an injunction. Synopsys has also requested that any damage award be trebled for alleged willful infringement. In June 2001, the Company filed an answer to the complaint denying infringement of a valid, enforceable patent and asserting counterclaims. The Company has since amended its counterclaims. The Company’s current counterclaims allege that, among other things, the 053 Patent is invalid, unenforceable and not infringed and that Synopsys has violated federal antitrust and state unfair competition laws.

From time to time, the court has ruled on summary judgment motions in the case. In May 2002, the court granted summary judgment in favor of Synopsys on the Company’s invalidity defenses and counterclaims, concluding that they were barred by the doctrine of assignor estoppel. The court denied Synopsys’ motion with respect to the Company’s unenforceability defense and counterclaim. In November 2002, the court issued an order granting summary judgment in favor of Synopsys on certain antitrust counterclaims based on the doctrine of assignor estoppel. However, the court declined to rule on Synopsys’ motion with respect to the Company’s other antitrust and unfair competition counterclaims. In addition, the court issued a ruling construing the claims of the 053 Patent in August 2002.

In September 2002, the U.S. Patent and Trademark Office granted the Company’s request for ex parte reexamination of the 053 Patent based on prior art not previously considered by the Patent Office. The Company moved to stay the federal litigation pending the outcome of the reexamination and the court granted the Company’s motion in December 2002. In August 2004, the U.S. Patent and Trademark Office issued a final rejection of all of the claims of the 053 Patent. Synopsys has appealed the final rejection to the U.S. Patent and Trademark Office Board of Patent Appeals and Interferences.

Activity on several other summary judgment motions has been suspended because the court stayed the federal litigation. In November 2002, Synopsys filed three motions for summary judgment. The first motion asked the court to enter judgment before trial that the Company’s products infringe the 053 Patent. The second motion asked the court to rule before trial against the Company on its defense that the 053 Patent is unenforceable because Synopsys committed inequitable conduct in obtaining the patent. The Company submitted oppositions to both of these motions. Synopsys’ third motion asked the court to rule before trial against the Company on its remaining antitrust counterclaims. Because of the court’s prior rulings against the Company on its other antitrust counterclaims, the Company did not oppose this motion. In November 2002, the Company also filed a summary judgment motion, which asked the court to enter judgment before trial that its products do not infringe the 053 Patent. Synopsys opposed this motion. The court issued its order staying the federal litigation before the parties’ reply briefs were due.

In June 2003, Synopsys filed a second complaint in the United States District Court, Northern District of California, San Francisco Division (Case No. C03-2664 RS) against the Company, alleging that the Company’s products, including but not limited to HSIM and HANEX software products, infringe Synopsys U.S. Patent No. 6,249,898 entitled “Methods and Systems for Reliability Analysis of CMOS VLSI Circuits Based on Stage Partitioning and Node Activities” (the “898 Patent”). In July 2003, the Company filed an answer denying that the Company infringes the 898 Patent and asserting as defenses that the 898 Patent is invalid and unenforceable. The Company also brought a declaratory judgment counterclaim seeking judgment that the 898 Patent is not infringed by the Company and that the 898 Patent is invalid and unenforceable. In August 2003, Synopsys filed a motion to dismiss these defenses and counterclaims on the ground that the Company is barred from contesting the validity and enforceability of the 898 Patent based on the doctrine of assignor estoppel. Synopsys’ motion also sought to strike the Company’s defenses of laches, patent misuse and unclean hands on the ground that the Company had not pleaded them with sufficient particularity. The Company opposed Synopsys’ motions. In October 2003, the court denied Synopsys’ motion to dismiss and strike the invalidity and unenforceability defenses and counterclaims and granted Synopsys’ motion to strike the laches, patent misuse and unclean hands defenses with leave to amend the pleadings. In March 2004, Synopsys filed a motion for partial summary judgment on the ground that the Company is barred from contesting the validity and enforceability of the 898 Patent based on the doctrine of assignor estoppel. In April 2004, the Court ruled that the Company is barred under the doctrine of assignor estoppel from asserting the 898 Patent is invalid or unenforceable by virtue of pre-assignment inequitable conduct. The court issued a ruling construing the claims of the 898 Patent in July 2004. The court has set the case for trial beginning on April 25, 2005.

The Company entered into an agreement of merger dated November 30, 2004 with Synopsys and North Acquisiton Sub, Inc. a Delaware corporation and wholly owned subsidiary of Synopsys (“Merger Sub”), pursuant to which, subject to satisfaction or waiver of the conditions therein, Merger Sub will merge with and into the Company and the Company will become a wholly owned subsidiary of Synopsys. Subject to the consummation of the merger, Synopsys, the Company and certain employees, officers and directors of the Company, as applicable, have agreed to settle the State Court Action and the Federal Court Actions. In connection with the merger agreement, the parties have submitted stipulations in the State Court Action and Federal Court Actions to toll the proceedings pending the consummation of the merger (See Note 12).

In July 2004, the Company and certain of its officers and directors were named in a securities class action lawsuit filed in the United States District Court for the Northern District of California. The complaint asserts claims against the Company, Sang S. Wang, An-Chang Deng, Tammy Shu-Hua Liu and Yen-Son Huang on behalf of a putative class of persons who purchased the Company’s stock between December 13, 2001 and June 11, 2004. The class action alleges that the named defendants violated certain provisions of the Securities Exchange Act of 1934 by making materially false and misleading representations in press releases and financial statements filed with the SEC relating to the Company’s financial results. The complaint’s allegations derive largely from allegations contained in the State Court Action, and derive from allegations contained in the complaint concerning the 053 Patent. A second class action was filed on September 9, 2004 in the United States District Court for the Northern District of California. On September 27, 2004, one plaintiff moved for lead plaintiff status in the first filed class action. These two cases were consolidated on October 7, 2004. On November 4, 2004, the judge granted the motion of NECA-IBEW Pension Fund (The Decatur Plan) for appointment as lead plaintiff. Plaintiff must file a consolidated complaint by January 14, 2005, and defendants’ motion to dismiss is currently due January 28, 2005. The hearing on the motion to dismiss is set for March 4, 2005. The case is in the preliminary stages, and it is not possible for the Company to quantify the impact, if any, on the Company. An unfavorable outcome in this case could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flow. In addition, the expense of defending any litigation may be costly and divert the Company’s attention from the day to day operations of the Company’s business.

On August 16, 2004 a purported derivative complaint was filed against the Company and its directors in the Court of Chancery of the State of Delaware. This complaint alleged that the board of directors breached its fiduciary duty by failing to appoint a special committee to investigate the claims asserted in the Synopsys litigation and by allowing two directors to destroy evidence in the State Court Action. The complaint also alleges that the board of directors breached its fiduciary duty by allowing the Company to go public with the knowledge of the alleged trade secret misappropriation and by causing the issuance of allegedly false public statements regarding the Company’s financial condition on account of this alleged misappropriation. The complaint seeks equitable relief and an unspecified amount of damages on behalf of the Company. On October 15, 2004, the defendants filed a motion to Dismiss or Stay on the grounds that the case is not ripe for adjudication and also filed a Motion for Protective Order Staying Discovery. On December 3, 2004, plaintiff filed oppositions to these motions. Defendants must file reply briefs by January 10, 2005. The case is still in the preliminary stages, and it is not possible for the Company to quantify the impact, if any, on the Company. An unfavorable outcome in this case could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flow. In addition, the expense of defending any litigation may be costly and divert management’s attention from the day to day operations of the Company’s business.

On December 1, 2004, the Company and certain of its officers and directors were named in a class action complaint filed against the Company and certain of its officers and directors in the Court of Chancery of the State of Delaware. This complaint, brought by Robert Israel, alleges that defendants entered into the merger agreement with Synopsys for inadequate consideration. The complaint also alleges that this agreement was an unlawful plan to shield our board of directors and certain members of our management from liability to Synopsys in the State Court Action and Federal Court Actions, and to shield them from liability to our company for claims asserted by the plaintiff in the pending derivative action. Plaintiff seeks to enjoin the proposed merger, or alternatively seeks damages if the proposed merger is consummated. The case is still in the preliminary stages, and it is not possible for us to quantify the impact, if any, on our company. An unfavorable outcome in this case could have a material adverse effect on our business, financial condition, results of operations and cash flow. In addition, the expense of defending any litigation may be costly and divert management’s attention from the day to day operations of the Company’s business.

On December 3, 2004, the Company and certain of its officers and directors were named in a complaint filed in the Superior Court of California, Santa Clara County. The complaint is a purported stockholder class action brought by Frank A. Lettieri arising out of defendants’ conduct in selling the Company to Synopsys at an inadequate and unfair price. Defendants allegedly arrived at an unfair price so that at least two of its directors could avoid or significantly reduce their exposure in a pending lawsuit. As a result of this conduct, defendants allegedly breached fiduciary duties. Defendants allegedly structured the terms of the proposed merger to fit the needs of Synopsys, instead of seeking to obtain the highest price reasonably available to the Company. The complaint seeks an injunction of the acquisition, and the implementation of a procedure to ensure the highest possible price for stockholders. The complaint also seeks to direct the individual defendants to exercise their fiduciary duties to obtain a transaction in the best interest of the stockholders at the highest price. The complaint seeks to rescind the proposed merger and to impose a constructive trust upon any benefits improperly received by defendants as a result of improper conduct. The case is in the preliminary stages, and it is not possible for the Company to quantify the impact, if any, on the Company. An unfavorable outcome in this case could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flow. In addition, the expense of defending any litigation may be costly and divert the Company’s attention from the day to day operations of its business.

Other Contingencies

The Company from time to time enters into certain types of contracts that contingently require it to indemnify parties against third party claims. These contracts primarily relate to: (i) certain agreements with the Company’s officers, directors and employees and third parties, under which the Company may be required to indemnify such persons for liabilities arising out of their duties to the Company and (ii) agreements under which the Company indemnifies customers and partners for claims arising from intellectual property infringement.

The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on the Company’s balance sheet as of September 30, 2004.

In general, the Company provides its customers a 90-day limited warranty in connection with the licensing of its software that the software will perform substantially in accordance with the Company’s documentation. The Company does not maintain a general warranty reserve for estimated costs at the time revenue is recognized due to its extensive quality testing of the software. To date, the Company has incurred minimal costs related to this limited warranty obligation.

The Company’s standard software license and maintenance agreements include an infringement indemnification provision for claims from third parties related to the Company’s intellectual property. The agreements generally limit the scope of the available remedies in a variety of industry-standard methods, including but not limited to a right to control the defense or settlement of any claim, procure the right for continued usage, and a right to replace or modify the infringing products to make them non-infringing. Such indemnification provisions are accounted for in accordance with SFAS No. 5. To date, the Company has not incurred any costs related to any claims under such indemnification provisions.

11. Customer and Geographic Information

The Company operates in one reportable segment to provide full-chip circuit simulation and analysis software solutions for the design and verification of complex nanometer-scale semiconductors.

Revenue from customers by geographic area was as follows (in thousands):

	Years Ended September 30,
	2002	2003	2004
Revenue:
United States	$19,618	$20,949	$26,494
Japan	6,593	5,449	7,533
Other	7,696	8,657	7,440
	$33,907	$35,055	$41,467

For fiscal 2003 and fiscal 2004, the long-lived assets with the Company’s foreign subsidiaries located outside the United States totaled approximately $53,000 and $28,000, respectively, and the remainder was located within the United States.

The Company had revenue from individual customers in excess of 10% of revenue as follows:

	Years Ended September 30,
	2002	2003	2004
Customer
A*	19%	16%	18%
B	—	11%	—

*Distributor

The Company had accounts receivable from individual customers in excess of 10% of gross accounts receivable as follows:

	Years Ended September 30,
	2003	2004
Customer
A*	18%	29%
B	—	11%
C	16%	7%

*Distributor

12. Proposed Merger and Litigation Settlement

The Company entered into an agreement of merger dated November 30, 2004 with Synopsys and North Acquisition Sub, Inc., a wholly owned subsidiary of Synopsys. The merger agreement provides that North Acquisition Sub, Inc. will be merged with and into the Company and the Company will become a wholly owned subsidiary of Synopsys. Under the terms of the merger agreement, (i) each outstanding share of the Company common stock will be converted into the right to receive $7.00 in cash and (ii) each option to purchase shares of the Company common stock (excluding certain options that will not be exercised) will be converted into an option to purchase that number of shares of Synopsys common stock based on the ratio of the $7.00 per share merger consideration to the average closing price of Synopsys common stock during a ten-trading day period ending on and including the second trading day prior to the closing. The per share exercise price of each option assumed will be adjusted by dividing the existing per share exercise price by the ratio referenced in the prior sentence. The merger is conditioned upon, among other things, (i) approval of the holders of the majority of the Company common stock, (ii) approval of the holders of the majority of the Company common stock other than its directors, officers and other founders, (iii) clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, and (iv) other customary conditions.

Upon the closing of the merger, the Company’s officers, directors and employees who are defendants in the State Court Action between Synopsys and the Company will make settlement payments to Synopsys in the aggregate amount of $61.6 million and will not exercise options to purchase Company common stock valued at approximately $5.9 million. Although the settlement payments are being made by these individuals and they will not be reimbursed by the Company, the settlement is deemed to be an expense in accordance with Staff Accounting Bulletin Topic 5-T, “Accounting for Expenses or Liabilities Paid by Principal Stockholders,” because the Company is a defendant in the State Court Action. As a result, the Company recorded a litigation settlement charge of approximately $67.5 million in the quarter and fiscal year ended September 30, 2004.

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

ITEM 9B.   Other Information

Not applicable.

PART III

ITEM 10.   Directors and Executive Officers

Information Concerning the Incumbent Directors

The following table sets forth the name and age of our directors as of November 30, 2004, the principal occupation of each and the period during which each has served as our director. Information as to the stock ownership of each of our directors and all of our current executive officers as a group is set forth in Item 12 below.

Name	Age	Position(s) with Nassda	Director Since
Class I nominees:
Yen-Son Huang	59	Director	2000
Sang S. Wang	59	Chairman, Chief Executive Officer and Director	1999
Class II directors:
Bernard Aronson	74	Director	2001
An-Chang Deng	49	President, Chief Operating Officer and Director	1998
Class III director:
Edward C.V. Winn	66	Director	2001

Yen-Son Huang has served on our board of directors since March 2000. Since August 2000, Dr. Huang has served as Chief Executive Officer and Chairman of the board of directors of ForteMedia, a developer and manufacturer of noise free communications chips and software. From April 1998 to July 2000, Dr. Huang served as Chief Executive Officer and Chairman of the board of directors of Novas Software, Inc., a logic debugging software company. From October 1997 to March 1998, Dr. Huang was a private investor and consultant. From June 1993 to September 1997, Dr. Huang served on the board of directors and in various management positions including Executive Vice President of Quickturn Design Systems, Inc., which was acquired by Cadence Design Software, Inc. in 1999. From January 1990 to June 1993 Dr. Huang served as President of PiE Design Systems, Inc. Dr. Huang holds a B.S. and a M.S. in electrical engineering from Chaio-Tung University, Taiwan, and a Ph.D. in electrical engineering and computer science from Santa Clara University.

Sang S. Wang has served as our Chief Executive Officer and Chairman of the board of directors since April 1999. From March 1997 to March 1998, Dr. Wang served as Senior Vice President and Co-General Manager of the EPIC Technology Group of Synopsys, Inc. and as a member of the board of director of Synopsys. From September 1986 to February 1997, Dr. Wang served as Chairman and Chief Executive Officer of EPIC Design Technology, Inc., a publicly traded electronic design automation software company that was acquired by Synopsys in February 1997. Prior to co-founding EPIC Design Technology, Dr. Wang was a member of the senior technical staff and manager of computer aided design at Advanced Micro Devices, Inc. Dr. Wang also serves as a member of the board of directors of Electronic Design Automation Consortium, an industry group. Dr. Wang holds a B.S. in electrical engineering from National Taiwan University, an M.S. in physics from Ohio State University and a Ph.D. in electrical engineering from Stanford University.

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

Bernard Aronson has served on our board of directors since December 2001. Mr. Aronson has served as President, Chief Executive Officer and a Director of Synplicity, Inc., an electronic design automation company, since July 1997. From February to July 1997, Mr. Aronson served as Senior Vice President and co-general manager of the EPIC Design Technology Group of Synopsys. From July 1991 to February 1997, Mr. Aronson served as President of EPIC Design Technology, and also served as a director of EPIC Design Technology from March 1992 to February 1997, until its merger with Synopsys. From March 1990 to April 1991, Mr. Aronson served as Executive Vice President of Zoran Corporation, a semiconductor company. Mr. Aronson holds a B.S. in Electrical Engineering from the City University of New York.

Edward C.V. Winn has served on our board of directors since August 2001. Mr. Winn is retired. From March 1992 until his retirement in January 2000, Mr. Winn served in various capacities with TriQuint Semiconductor, Inc., a communications semiconductor company, most recently as Executive Vice President, Finance and Administration, and Chief Financial Officer. From 1985 until December 1991, he served in various capacities with Avantek, Inc., a microwave semiconductor corporation, most recently as Product Group Vice President. Mr. Winn is also a director of Endwave Corporation, a supplier of radio frequency subsystems for broadband and wireless access systems, and OmniVision Technologies, Inc., a developer of single chip image sensors. Mr. Winn received a B.S. in Physics from Rensselaer Polytechnic Institute and an M.B.A. from Harvard University.

There are no family relationships between any director or executive officer. Our board of directors has determined that Mr. Aronson, Dr. Huang and Mr. Winn are independent under Rule 4200(a)(15) of the National Association of Securities Dealers’ listing standards. We do not have a policy with respect to director attendance at annual meetings. One director attended our 2003 annual meeting of stockholders.

Audit Committee

The Company’s board of directors adopted a written charter for the audit committee in May 2001, which was amended in January 2003. The Company’s board of directors has determined that Mr. Edward C.V. Winn is an “audit committee financial expert,” as defined in the rules of the Securities and Exchange Commission. Mr. Winn is “independent,” as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

Code of Ethics

The Company’s board of directors adopted a code of ethics for principal executive and senior financial officers in October 2003, which was amended in April 2004. The Company’s board of directors also adopted a code of business conduct and ethics for all employees, agents and contractors in October 2003. The Company has posted both codes of ethics on our website at www.nassda.com on our Corporate Governance page. The Company intends to satisfy the disclosure requirement under Item 10 of Form 8-K regarding any amendments to or waivers from the code of ethics that applies to our principal executive and senior financial officers by posting such information on our website at www.nassda.com.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and the National Association of Securities Dealers, Inc. Executive officers, directors and greater than ten percent stockholders are required by Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms that we have received, or written representations from reporting persons, we believe that during the fiscal year ending September 30, 2004 all executive officers, directors and greater than ten percent stockholders complied with all applicable filing requirements except for two Forms 4 required to be filed by John Yelinek reporting option grants that were inadvertently filed late on January 29, 2004 and March 30, 2004 with the SEC.

Certain information required by this item concerning executive officers is set forth in Part I of this Report in “Business—Executive Officers.”

ITEM 11.   Executive Compensation

Summary Compensation Table

The following summary compensation table sets forth certain information regarding the compensation of our chief executive officer and our three next most highly compensated executive officers for fiscal 2004 for services rendered in all capacities for the years indicated. Each of the named executive officers had agreed not to receive his or her salary in fiscal 2002 and 2003.

					Long-Term Compensation Awards
		Annual			Securities
	Fiscal	Compensation			Underlying	All Other
Name And Principal Position	Year	Salary	Bonus/Commission		Options(#)	Compensation
Sang S. Wang	2004	$230,717	$72,500	(1)	—	$12,873	(2)
Chief Executive Officer and	2003	—	36,000	(1)	—	11,764	(2)
Chairman	2002	—	16,200	(1)	—	15,140	(2)
An-Chang Deng	2004	197,583	60,250	(3)	—	12,849	(2)
President, Chief Operating	2003	—	34,000	(3)	—	12,563	(2)
Officer and Director	2002	—	17,667	(3)	26,666	11,560	(2)
Tammy S. Liu	2004	183,375	49,750	(4)	20,000	12,897	(2)
Chief Financial Officer, Vice	2003	—	30,000	(4)	40,000	12,638	(2)
President, Finance and Administration and Secretary	2002	—	13,500	(4)	—	11,627	(2)
John A. Yelinek	2004	143,913	239,376	(5)	12,000	10,278	(2)
Vice President, Worldwide Sales	2003	—	308,749	(5)	20,000	8,343	(2)
and Support	2002	—	275,151	(5)	—	9,294	(2)

(1)          A bonus of $16,200 was earned in fiscal 2002, of which $14,850 was paid in fiscal 2003 and $1,350 was paid in October 2003. A bonus of $36,000 was earned in fiscal 2003, which was paid in December 2003. Bonuses totaling $72,500 were earned in fiscal 2004, of which $12,500 was paid in October 2004 and the remainder $60,000 will be paid in December 2004.

(2)          Consists of health insurance benefits, life insurance premiums and personal benefits.

(3)          A bonus of $17,667 was earned in fiscal 2002, of which $667 was paid in fiscal 2002, $15,583 was paid in fiscal 2003 and $1,417 was paid in October 2003. A bonus of $34,000 was earned in fiscal 2003, which was paid in December 2003. Bonuses totaling $60,250 were earned in fiscal 2004, of which $10,250 was paid in October 2004 and the reminder $50,000 will be paid in December 2004.

(4)          A bonus of $13,500 was earned in fiscal 2002, of which $12,375 was paid in fiscal 2003 and $1,125 was paid in October 2003. A bonus of $30,000 was earned in fiscal 2003, which was paid in December 2003. Bonuses totaling $49,750 were earned in fiscal 2004, of which $9,750 was paid in October 2004 and the remainder $40,000 will be paid in December 2004.

(5)          Includes sales commissions of $263,151 earned in fiscal 2002 of which $44,010 was paid in fiscal 2003, sales commissions of $294,749 earned in fiscal 2003 of which $53,172 was paid in fiscal 2004, and sales commissions of $191,376 earned in fiscal 2004 of which $11,658 is payable in fiscal 2005. Includes bonuses of $12,000 earned in fiscal 2002 of which $11,000 was paid in fiscal 2003 and $1,000 was paid in October 2003, bonuses of $14,000 earned in fiscal 2003, all of which was paid in December 2003, and bonuses of $48,000 earned in fiscal 2004 of which $20,000 was paid in fiscal 2004, $18,000 was paid in October 2004 and the remainder $10,000 will be paid in December 2004. The aggregate sales commission and bonus amounts for fiscal 2002 has been amended to reflect the amount earned by Mr. Yelinek during the respective fiscal years.

Option Grants in Fiscal 2004

The following table provides information relating to stock options awarded to each of the executive officers identified in the summary compensation table during fiscal 2004. All such options were awarded under the Company’s 2001 stock option plan.

			Individual Grants
	Number of Securities Underlying Options		Percent of Total Options Granted to Employees in	Exercise Price Per	Expiration	Potential Realizable Value At Assumed Rates of Stock Price Appreciation for Option Term (5)
Name	Granted(#)		Fiscal 2004 (%)	Share($)(3)(4)	Date	5% ($)	10% ($)
Sang S. Wang	—		—	—	—	—	—
An-Chang Deng	—		—	—	—	—	—
Tammy S. Liu	20,000	(1)	2.11	$4.29	7/11/14	54,000	136,700
John A. Yelinek	12,000	(2)	1.27	$8.25	1/11/14	62,300	157,800

(1)          100% of the shares subject to the option will be fully vested on May 31, 2005, subject to the executive’s continuing to be an employee on such dates.

(2)          10% of the aggregate number of shares subject to the option will be vested and exercisable twelve months following the grant date; 20% of the aggregate number of shares subject to the option will be vested and exercisable on a pro rata monthly basis during the second year after the grant date; 30% of the aggregate number of shares subject to the option will be vested and exercisable on a pro rata monthly basis during the third year after the grant date; and 40% of the aggregate number of shares subject to the option will be vested and exercisable on a pro rata monthly basis during the fourth year after the grant date, subject to the executive’s continuing to be an employee on such dates.

(3)          Options were granted at an exercise price equal to the fair market value of our common stock on the date of grant.

(4)          Full payment may consist of any consideration and method of payment authorized by the administrator and permitted by the plan and the stock option agreement under the plan.

(5)          The potential realizable values are based on the assumption that our common stock appreciates at the annual rate shown (compounded annually) from the date of grant until the expiration of the ten year option term. These numbers are calculated based on the requirements promulgated by the Securities and Exchange Commission and do not reflect our estimate of future price growth.

Aggregate Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

The following table provides information relating to option exercises by the executive officers identified in the summary compensation table during fiscal 2004. In addition, it indicates the number and value of vested and unvested options held by these executive officers as of September 30, 2004.

The “Realized Value” on option exercises is equal to the difference between the fair market value of our common stock on the date of exercise less the exercise price. The “Value of Unexercised In-the-Money Options at September 30, 2004” is based on $3.55 per share, the closing sales price of our common stock in trading on the Nasdaq National Market on September 30, 2004, less the exercise price, multiplied by the aggregate number of shares subject to outstanding options.

	Shares Acquired		Number of Securities Underlying Unexercised Options at September 30, 2004		Value of Unexercised In-the-Money Options at September 30, 2004
Name	on Exercise	Realized Value	Exercisable(#)	Unexercisable(#)	Exercisable ($)	Unexercisable ($)
Sang S Wang	—	—	23,332	3,334	5,833	834
An-Chang Deng	—	—	23,332	3,334	5,833	834
Tammy S. Liu	—	—	22,999	50,334	6,416	917
John A. Yelinek	49,999	$199,996	13,999	34,668	4,583	4,584

Employment Arrangements

In fiscal 2002, the Company awarded bonuses of an aggregate of $58,700 payable to its named executive officers for their services in fiscal 2002. Specifically, Dr. Wang was entitled to an aggregate of $16,200, Dr. Deng was entitled to an aggregate of $17,000, Ms. Liu was entitled to an aggregate of $13,500 and Mr. Yelinek was entitled to an aggregate of $12,000. These bonuses were paid over a twelve-month period beginning November 2002 and had been fully paid as of October 30, 2003.

In fiscal 2003, the Company awarded bonuses of an aggregate of $114,000 payable to its named executive officers for their services in fiscal 2003. Specifically, Dr. Wang was entitled to $36,000, Dr. Deng was entitled to $34,000, Ms. Liu was entitled to $30,000 and Mr. Yelinek was entitled to $14,000. These bonuses were paid in December 2003.

Each of the named executive officers orally agreed that he or she would not receive his or her base salary in fiscal 2002 and fiscal 2003. However, the payment of the bonuses earned in fiscal 2001, fiscal 2002 and fiscal 2003 were not contingent upon these persons receiving no base salaries or upon continued employment. Each of the named executive officers began receiving their base salaries in October 2003. Effective November 2004, the base salaries are $250,000, $205,000, $195,000 and $160,000 for Dr. Wang, Dr. Deng, Ms. Liu and Mr. Yelinek, respectively.

Director Compensation

Directors who are not employees receive automatic option grants under our 2001 director option plan. Each new nonemployee director is automatically granted an option to purchase 40,000 shares of our common stock at the time he or she is first elected to our board of directors. Each nonemployee director receives a subsequent option grant to purchase 20,000 shares of our common stock on October 1 of each year provided that he or she is a member of our board of directors on such date. All options granted under the director option plan are granted at the fair market value of our common stock as reported on the Nasdaq National Market on the date of the grant. The initial 40,000 share grants become exercisable at a rate of 1/3 of the shares one year after the date of grant and 1/36th of the shares per month thereafter. The subsequent 20,000 share grants become exercisable at the rate of 1/24th of the shares per month beginning with the thirteenth month following the date of grant. On October 1, 2004, Mr. Aronson, Dr. Huang and

Mr. Winn each received a subsequent option to purchase 20,000 shares of our common stock at an exercise price of $3.70 per share.

Beginning April 2003, each nonemployee director also receives a cash retainer of $15,000 per year plus a fee of $1,000 per in-person board meeting attended by the director. A fee of $500 will be paid for each telephonic board meeting. The chairman of our board of directors, if a nonemployee director, receives an additional retainer of $20,000 per year. The chairmen of the audit, compensation and nominating and governance committees receive additional retainers of $20,000, $10,000 and $10,000, respectively per year. Directors also receive a fee of $1,000 per in-person meeting or $500 per telephonic meeting for participation in committee meetings. Directors only receive one in-person meeting fee for attendance at more than one board or committee meeting on the same day.

In August 2004, a special committee of our board of directors consisting of Mr. Aronson, Dr. Huang and Mr. Winn was formed to evaluate potential strategic transactions involving the Company. In connection with their participation on the special committee, each of Dr. Huang and Mr. Aronson will receive a cash retainer in the amount of $40,000, and Mr. Winn, as the chairman of the special committee, will receive a cash retainer in the amount of $50,000.

Compensation Committee Interlocks and Insider Participation

The Company’s compensation committee is responsible for determining salaries, incentives and other forms of compensation for directors, officers and other employees. The Company’s compensation committee consists of Mr. Aronson, Dr. Huang and Mr. Winn. Dr. Wang, the Company’s chief executive officer, participates in all discussions regarding salaries and incentive compensation for all employees and consultants. He is excluded, however, from discussions regarding his own salary and incentive compensation and deliberations regarding salaries and incentive compensation for all employees and consultants. No interlocking relationship exists between any member of the Company’s compensation committee and any member of any other company’s board of directors or compensation committee.

Company Performance

Notwithstanding any statement to the contrary in any of the Company’s previous or future filings with the Securities and Exchange Commission, the following information relating to the price performance of our common stock will not be deemed “filed” with the Commission or “soliciting material” under the Securities Exchange Act of 1934, as amended, and will not be incorporated by reference into any such filings.

The registration statement covering the Company’s initial public offering became effective December 12, 2001, and the Company’s common stock began trading on the Nasdaq National Market on December 13, 2001. The following graph shows a comparison, from December 12, 2001 through September 30, 2004 of cumulative total return for our common stock, Standard & Poor’s 500 Index and the Standard & Poor’s Information Technology Index. Such returns are based on historical results and are not intended to suggest future performance. Data for the Standard & Poor’s 500 Index and the Standard & Poor’s Information Technology Index assume reinvestment of dividends. The Company has never paid dividends on its common stock and has no present plans to do so.

COMPARISON OF 33 MONTH CUMULATIVE TOTAL RETURN*

AMONG NASSDA CORPORATION, THE S & P 500 INDEX

AND THE S & P INFORMATION TECHNOLOGY INDEX

*       Assumes $100 invested on December 13, 2001, in our common stock, the Standard & Poor’s Index and Standard & Poor’s Information Technology Index.

REPORT OF THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS ON COMPENSATION

During fiscal 2004, executive compensation matters were approved by the compensation committee of the board of directors, which currently consists of Bernard Aronson, Yen-Son Huang and Edward C.V. Winn. The following is the report of the compensation committee of the board of directors with respect to compensation during fiscal 2004.

General Compensation Philosophy

The compensation committee operates under a written charter adopted by the board of directors in August 2001 and amended in January 2003. The primary objectives of the executive compensation policies include the following:

•       To attract, motivate, and retain a highly qualified executive management team;

•       To link executive compensation to our financial performance as well as to define individual management objectives established by the compensation committee;

•       To compensate competitively with the practices of similarly situated technology companies; and

•       To create management incentives designed to enhance stockholder value.

Nassda competes in an aggressive and dynamic industry and, as a result, the board of directors believes that finding, motivating, and retaining quality employees, particularly senior managers, sales personnel and technical personnel, are important factors to Nassda’s future success. The compensation philosophy seeks to align the interests of stockholders and management by tying compensation to Nassda’s financial performance, either directly in the form of salary and bonuses paid in cash or indirectly in the form of stock options and in certain instances restricted stock granted to Nassda’s principal executive officers.

Cash Compensation

Nassda seeks to provide cash compensation to its executive officers, including base salary and bonus, at levels that are commensurate with cash compensation of executives with comparable responsibility at similarly situated technology companies. Annual increases in base salary are determined on an individual basis based on market data and a review of the officer’s performance and contribution to various individual, departmental and corporate objectives. Cash bonuses are intended to provide additional incentives to achieve such objectives.

The salaries of each of Nassda’s executive officers were determined by the compensation committee and their cash bonuses were approved by the board of directors upon the recommendation of the chief executive officer. Sang S. Wang has served as Nassda’s chief executive officer since April 1999. Each of Nassda’s executive officers orally agreed not to receive his or her base salary for fiscal 2002 or fiscal 2003. Dr. Wang began receiving his base salary again in October 2003 and his current annual base salary is $250,000. Dr. Wang earned a bonus of $36,000 for services performed in fiscal 2003, which was paid in December 2003 and a bonus of $72,500 for services performed in fiscal 2004, of which $12,500 was paid in October and the balance will be paid in December 2004.

In addition to annual salary, cash bonuses for the chief executive officer and the chief financial officer are based on various performance targets established by the board of directors.

Based on a review of public company proxy data and other relevant market data, the compensation committee believes that cash compensation paid to Nassda’s executive officers, including the chief executive officer, was generally consistent with amounts paid to officers with similar responsibilities at similarly situated technology companies. We note that competition for qualified management and technical personnel in Nassda’s industry is intense, and we expect such competition to remain intense for the foreseeable future. As a result, in order to insure access to qualified personnel, we believe that it will continue to be necessary to provide compensation packages that are at least competitive with, and in certain instances superior to, compensation paid by other similarly situated electronic design automation companies.

Equity-Based Compensation

Nassda provides long term incentives through its 2001 stock option plan. Prior to Nassda’s December 2001 public offering, Nassda provided long-term incentives through its 1998 stock option plan. Stock options are periodically granted under the 2001 stock option plan to provide additional incentive to executives and other employees to maximize long-term total return to our stockholders. Stock options are a particularly strong incentive, because they are valuable to employees only if the fair market value of our common stock increases above the exercise price, which is set at the fair market value of Nassda’s common stock on the date the option is granted. In addition, employees must remain employed with Nassda for a fixed period of time in order for the options to vest fully. Options generally vest over a four-year period to encourage option holders to remain employed by Nassda.

With respect to the size of the options granted to Nassda’s named executive officers, we consider the executive’s position with Nassda, the executive’s individual performance, the number of options held (if any) and the extent to which those options are vested, and any other factors that we may deem relevant. In fiscal 2004, we granted 12,000 shares to Mr. Yelinek, Nassda’s Vice President of Major Account, vesting over four years and 20,000 shares to Ms. Liu, Nassda’s Chief Financial Officer, vesting fully on May 31, 2005. Both options were granted at an exercise price equal to the fair market value on the date of the grant. No options were granted to any other Nassda’s named executive officer in fiscal 2004.

Tax Deductibility of Executive Compensation

Section 162(m) of the Internal Revenue Code limits the federal income tax deductibility of compensation paid to Nassda’s chief executive officer and to each of the other three most highly-compensated executive officers. Nassda may deduct such compensation only to the extent that during any fiscal year the compensation paid to such individual does not exceed $1 million or meet certain specified conditions (including stockholder approval). Nassda has adopted a policy that, where reasonably practicable, Nassda will seek to qualify variable compensation paid to its executive officers for an exemption from the deductibility limitations of 162(m).

Respectfully submitted by:
THE COMPENSATION COMMITTEE
Bernard Aronson
Yen-Son Huang
Edward C.V. Winn

ITEM 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides information relating to the beneficial ownership of our common stock as of November 30, 2004 by:

•       each stockholder known by us to own beneficially more than 5% of our common stock;

•       each of our executive officers ;

•       each of our directors; and

•       all of our directors and executive officers as a group.

Beneficial ownership is determined based on the rules of the Securities and Exchange Commission. The column captioned “Total Shares and Shares Underlying Exercisable Options Beneficially Owned” includes the number of shares of our common stock subject to options that are currently exercisable or will become exercisable on or before January 29, 2005, sixty (60) days from November 30, 2004. The number of shares subject to options that each beneficial owner has the right to acquire on or before January 29, 2005 is listed separately under the column “Number of Shares Underlying Options.” These shares are not deemed exercisable for purposes of computing the beneficial ownership of any other person. Percent of beneficial ownership is based upon 27,457,621 shares of our common stock outstanding as of November 30, 2004. The address for those individuals for which an address is not otherwise provided is c/o Nassda Corporation, 2650 San Tomas Expressway, Santa Clara, California 95051. Unless otherwise indicated, we believe the stockholders listed have sole voting or investment power with respect to all shares, subject to applicable community property laws.

Name and Address	Number of Outstanding Shares Beneficially Owned	Number of Shares Underlying Options Exercisable on or before January 29, 2005	Total Shares and Shares Underlying Exercisable Options Beneficially Owned	Percentage of Outstanding Shares Beneficially Owned
Principal Stockholders
Wasatch Advisors, Inc.(1) 150 Social Hall Avenue, Suite 400 Salt Lake City, Utah 84111	3,540,052	—	3,540,052	12.89%
T. Rowe Price Associates, Inc.(2) 100 East Pratt Street Baltimore, Maryland 21202-1009	1,607,000	—	1,607,000	5.85
Andrei Tcherniaev(3)	1,353,834	287,774	1,641,608	5.92
Walter Chan(4)	1,372,999	166,942	1,539,941	5.57
Iouri Feinberg(5)	1,333,000	228,608	1,561,608	5.64
Executive Officers and Directors
Sang S. Wang(6)	6,064,295	25,554	6,089,849	22.16
An-Chang Deng(7)	4,920,500	25,554	4,946,054	18.00
Tammy S. Liu	748,469	27,777	776,246	2.82
John A. Yelinek	253,802	22,589	276,391	1.01
Bernard Aronson	25,000	83,886	108,886		*
Yen-Son Huang	—	177,497	177,497		*
Edward C. V. Winn	—	89,441	89,441		*
All current executive officers and directors as a group (7 persons)				45.35%

*                    Less than 1%

(1)          Reflects ownership of 3,540,052 shares as reported on Schedule 13G/A for the period ended September 30, 2004 and filed with the Securities and Exchange Commission on November 12, 2004.

(2)          Reflects ownership of 1,607,000 shares as reported on Schedule 13F for the period ended September 30, 2004 and filed with the Securities and Exchange Commission on November 23, 2004.

(3)          Consists of 5,722 shares held by Gennadiy Bushuev, a friend of Dr. Tcherniaev’s, as custodian for Dr. Tcherniaev’s son, 1,346,112 shares held by a trust of which he is a trustee, and 2,000 shares held by Mr. Tcherniaev’s son. Mr. Tcherniaev has voting and dispositive control over shares held by the trust and his son.

(4)          Consists of 1,316,555 shares held by the Chan Family Revocable Trust, and 16,444 shares held by the Chan Children’s Trusts for benefit of Mr. Chan’s children, both of which Mr. Chan is a trustee. Mr. Chan has voting and dispositive control over all such shares. Includes 40,000 shares held by Mr. Chan’s wife as custodian for his sons.

(5)          Consists of 1,253,000 shares held by Mr. Feinberg and his wife’s trust, 57,530 shares in street name and 22,470 shares held by the various Feinberg Children’s Trusts for benefit of Mr. Feinberg’s children of which Mr. Feinberg is a trustee. Mr. Feinberg has voting and dispositive control over all such shares.

(6)          Includes 3,964,132 shares of common stock held by the Wang Living Trust for the benefit of Dr. Wang’s family of which Dr. Wang is a trustee. Dr. Wang has voting and dispositive control over all such shares.

(7)          Includes 16,000 shares held by Dr. Deng’s brother, 3,000 shares held by Dr. Deng’s sisters-in-law, 16,000 shares held by each of Dr. Deng’s two sons and 30,000 shares held by the Deng Children’s Trust for the benefit of Dr. Deng’s children of which Dr. Deng is a trustee. Also includes 658,788 shares held jointly by An-Chang Deng and Mei-Chien Lu as husband and wife and 316,712 held by Mei-Chien Lu. Dr. Deng has voting and dispositive control over all such shares.

Equity Compensation Plan Information

The following table provides information as of September 30, 2004 about our common stock that may be issued upon the exercise of options and rights granted to employees, consultants or members of our board of directors under all existing equity compensation plans including the 1998 Stock Option Plan (which was terminated as to new grants in December 2001), the 2001 Stock Option Plan, the 2001 Employee Stock Purchase Plan and the 2001 Director Stock Option Plan.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	7,051,107 (1)	$5.27	6,822,229 (2)
Equity compensation plans not approved by security holders	—	$—	—
Total	7,051,107	$5.27	6,822,229

(1)          Of these shares of common stock, 3,583,332 shares were subject to outstanding options under the 1998 Stock Option Plan, 3,287,775 shares were subject to outstanding options under the 2001 Stock Option Plan and 180,000 shares were subject to outstanding options under the 2001 Director Stock Option Plan.

(2)          Of these shares of common stock, 3,746,327 shares remain available for future issuance under the 2001 Stock Option Plan, 286,407 shares remain available for future issuance under the 2001 Director Stock Option Plan and 2,789,495 shares of our common stock are reserved for future issuance under our 2001 Employee Stock Purchase Plan.

ITEM 13.   Certain Relationships and Related Transactions

We advanced an amount up to $250,000 to each of Mr. Sang S. Wang, our chief executive officer and chairman, and Dr. An-Chang Deng, our president and chief operating officer, in connection with their defense of the State Court Action in fiscal 2004.

ITEM 14.   Principal Accountant Fees And Services

The board of directors has selected Deloitte & Touche LLP, independent registered public accounting firm, to audit our financial statements for the fiscal year ending September 30, 2005. We expect that a representative of Deloitte & Touche LLP will be present at the 2005 annual meeting, will have the opportunity to make a statement if he or she desires to do so and will be available to answer any appropriate questions.

Audit Fees

Audit fees billed to the Company by Deloitte & Touche LLP totaled $292,279 and $297,000 for the audit of our consolidated annual financial statements for fiscal year 2003 and 2004, respectively, included in our Annual Reports on Form 10-K and the reviews of the financial statements included in our Quarterly Reports on Form 10-Q.

Audit-Related Fees

Audit-related fees billed to us by Deloitte & Touche LLP in fiscal 2004 totaled $9,310 for services related to accounting principles. Deloitte & Touche LLP billed us $7,500 in fiscal 2003 for services related to the implementation of Section 404 of the Sarbanes-Oxley Act of 2002.

Tax Fees

Tax fees billed to us by Deloitte & Touche LLP during fiscal 2003 and fiscal 2004 totaled $126,760 and $149,276, respectively. These fees were comprised of $108,953 in fiscal 2003 and $135,747 in fiscal 2004 for tax compliance, and $17,807 in fiscal 2003 and $13,529 in fiscal 2004 for tax advice. Tax advice for fiscal 2003 and fiscal 2004 primarily related to consultations regarding domestic and international tax matters.

All Other Fees

Fees billed to us by Deloitte & Touche LLP during fiscal 2003 for litigation support services totaled $146,886. Before selecting Deloitte & Touche LLP, the audit committee carefully considered Deloitte & Touche LLP’s qualifications as an independent registered public accounting firm. This included a review of the qualifications of the engagement team, the quality control procedures the firm has established, any issues raised by the most recent quality control review of the firm, as well as its reputation for integrity and competence in the fields of accounting and auditing. The audit committee’s review also included matters to be considered under the SEC’s rules regarding auditor independence, including the nature and extent of non-audit services, to ensure that the accountants’ independence will not be impaired. The audit committee expressed its satisfaction with Deloitte & Touche LLP in all of these respects. The audit committee pre-approves all audit and non-audit services provided by Deloitte & Touche LLP, or subsequently approves non-audit services in those circumstances where a subsequent approval is necessary and permissible. All of the services provided by Deloitte & Touche LLP described under “Audit-Related Fees,” “Tax Fees” and “All Other Fees” were pre-approved by the audit committee. The audit committee of our board of directors has determined that the provision of services by Deloitte & Touche LLP other than for audit related services is compatible with maintaining the independence of Deloitte & Touche LLP as our independent registered public accounting firm.

PART IV

ITEM 15.   Exhibits and Financial Statement Schedules

(a)(1)   Financial Statements

The following consolidated financial statements are set forth in Item 8 of this Annual Report:

Page
Report of Independent Registered Public Accounting Firm	56
Consolidated Balance Sheets as of September 30, 2003 and 2004	57
Consolidated Statements of Operations for each of the three fiscal years ended September 30, 2002, 2003 and 2004	58
Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) for each of the three fiscal years ended September 30, 2002, 2003 and 2004	59
Consolidated Statements of Cash Flows for each of the three fiscal years ended September 30, 2002, 2003 and 2004	60
Notes to Consolidated Financial Statements	61

(a)(2)   Financial Statement Schedules

SCHEDULE II:  VALUATION AND QUALIFYING ACCOUNTS

For the years ended September 30, 2002, 2003 and 2004

(in thousands)

Allowance for Doubtful Accounts:	Balance at Beginning of Period	Additions Charged to Expense	Deductions	Balance at End of Period
Years Ended September 30,
2002	$112	$25	$50	$87
2003	$87	$15	$10	$92
2004	$92	$—	$10	$82

(a)(3)   Exhibits

Exhibit No.	Exhibit Title
2.1(1)	Agreement of Merger dated November 30, 2004 among Synopsys, Inc., North Acquisition Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Synopsys, Inc., and Registrant
2.2(1)	Agreement to Settle Litigation dated November 30, 2004, by and among Synopsys, Inc. and certain employees of Registrant
2.2.1(1)	Form of Release of Claims of certain employees of Registrant by Synopsys, Inc. and Registrant
2.2.2(1)	Form of General Release of Synopsys, Inc. and Registrant by certain employees of Registrant
2.2.3(1)	Form of ADEA Waiver by certain employees of Registrant to Synopsys, Inc. and Registrant
2.3(1)	Form of Voting Agreement dated November 30, 2004, by and among Synopsys, Inc. and officers and directors of Registrant
2.3.1(1)	Form of Voting Agreement dated November 30, 2004, by and among Synopsys, Inc. and certain other employees of Registrant
2.4(1)	Stipulation to Stay Action and Tolling Agreement dated November 30, 2004 (relating to the State Court Action) among Synopsys, Inc., certain employees of Registrant and Registrant

2.5(1)	Stipulation to Stay Action and Tolling Agreement dated November 30, 2004 (relating to Federal Court Action Case No. C-03-2664 SI) among Synopsys, Inc. and Registrant
2.6(1)	Stipulation to Stay Action and Tolling Agreement dated November 30, 2004 (relating to Federal Court Action Case No. C-01-2519 SI) among Synopsys, Inc. and Registrant
2.7(1)	Form of Intellectual Property Assignment Agreement dated November 30, 2004 between Registrant and certain of its employees
2.8(1)	Form of Resignation Letter dated November 30, 2004 by certain employees of Registrant
2.9(1)	Form of Option Relinquishment Agreement dated November 30, 2004 between Synopsys, Inc. and certain employees of Registrant
2.10(1)	Form of Noncompetition Agreement dated November 30, 2004 by each of An-Chang Deng and Sang S. Wang
2.10.1(1)	Form of Noncompetition Agreement dated November 30, 2004 by certain employees of Registrant
2.11(1)	Form of Consulting Agreement dated November 30, 2004 among Synopsys, Inc., Registrant and certain employees of Registrant
2.12(1)	Form of Cooperation and Support Agreement dated November 30, 2004 among Synopsys, Inc., Registrant and certain employees of Registrant
2.13(1)	Form of Indemnification Agreement dated November 30, 2004 between Registrant and certain employees of Registrant
2.13.1(1)	Form of Amended and Restated Indemnification Agreement dated November 30, 2004 between Registrant and each of An-Chang Deng and Sang S. Wang
2.14(1)	Form of Release of Claims of Synopsys, Inc. and Registrant for certain non-defendant officers and directors of Registrant
3.1.1(2)	Amended and Restated Certificate of Incorporation
3.2(2)	Bylaws
10.1(2)	Form of Indemnification Agreement between the Registrant and each of its directors and officers
10.2(2)	Amended and Restated 1998 Stock Option Plan
10.2.1(2)	Form of Stock Option Agreement under the 1998 Stock Option Plan
10.3(2)	2001 Stock Option Plan
10.3.1(2)	Form of Stock Option Agreement under the 2001 Stock Option Plan
10.4(2)	2001 Director Option Plan
10.4.1(2)	Form of Director Option Agreement under 2001 Director Option Plan
10.5(2)	2001 Employee Stock Purchase Plan
10.5.1(2)	Form of Subscription Agreement under the 2001 Employee Stock Purchase Plan
10.6(2)	Letter of Employment dated September 15, 2000 between the Registrant and Tammy Shu-Hua Liu
10.8(2)†	Exclusive Distributor Agreement dated October 1, 1999 between the Registrant and Marubeni Solutions Corporation
10.8.1(2)†	Amendment dated November 21, 2000 to Exclusive Distributor Agreement dated October 1, 1999 between the Registrant and Marubeni Solutions Corporation
10.8.2(3)	Amendment II dated February 14, 2002 to Exclusive Distributor Agreement dated October 1, 1999 between the Registrant and Marubeni Solutions Corporation
10.8.3(4)†	Amendment III dated October 1, 2003 to Exclusive Distributor Agreement dated October 1, 1999 between the Registrant and Marubeni Solutions Corporation
10.9.1(5)	Lease dated December 20, 2002 between the Registrant and San Tomas Properties, LLC for the premises located at Second Floor of 2650 San Tomas Expressway, Santa Clara, California

10.9.2(5)	Addendum No. 1 to the Lease dated December 20, 2002 between the Registrant and San Tomas Properties, LLC
14.1(4)	Code of Ethics for Principal Executive and Senior Financial Officers
14.2(6)	Amended and Restated Code of Ethics for Principal Executive and Senior Financial Officers
21.1	Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney (see Page 96)
31.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)          Incorporated by reference to the exhibits filed with the Registrant’s Current Report on Form 8-K/A as filed on December 3, 2004.

(2)          Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Registration Statement on Form S-1 (Registration Statement 333-68934), which the Securities and Exchange Commission declared effective on December 12, 2001.

(3)          Incorporated by reference to the exhibits filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2002, as filed on December 23, 2003.

(4) Incorporated by reference to the exhibit filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003, as filed on November 26, 2003.

(5)          Incorporated by reference to the exhibits filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2002, as filed on February 14, 2003.

(6)          Incorporated by reference to the exhibit filed with the Registrant’s Current Report on Form 8-K as filed on April 14, 2004.

†                    Certain information in these exhibits has been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under 17 C.F.R. Sections 200.80(b)(4), 200.83 and 230.46.

(b)   Exhibits

See Item 15(a)(3) above.

(c)   Financial Statement Schedules

See Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized in the City of Santa Clara, California, on December 14, 2004.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed on behalf of the Registrant by the following persons and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ SANG S. WANG	Chief Executive Officer and Chairman of the Board	December 14, 2004
Sang S. Wang	(Principal Executive Officer)
/s/ TAMMY S. LIU	Chief Financial Officer and Vice President,	December 14, 2004
Tammy S. Liu	Finance and Administration (Principal Financial Officer)
/s/ AN-CHANG DENG	President, Chief Operating Officer and Director	December 14, 2004
An-Chang Deng
/s/ YEN-SON HUANG	Director	December 14, 2004
Yen-Son Huang
/s/ EDWARD C. V. WINN	Director	December 14, 2004
Edward C.V. Winn
/s/ BERNARD ARONSON	Director	December 14, 2004
Bernard Aronson

EXHIBIT INDEX

Exhibit No.	Exhibit Title
2.1(1)	Agreement of Merger dated November 30, 2004 among Synopsys, Inc., North Acquisition Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Synopsys, Inc., and Registrant
2.2(1)	Agreement to Settle Litigation dated November 30, 2004, by and among Synopsys, Inc. and certain employees of Registrant
2.2.1(1)	Form of Release of Claims of certain employees of Registrant by Synopsys, Inc. and Registrant
2.2.2(1)	Form of General Release of Synopsys, Inc. and Registrant by certain employees of Registrant
2.2.3(1)	Form of ADEA Waiver by certain employees of Registrant to Synopsys, Inc. and Registrant
2.3(1)	Form of Voting Agreement dated November 30, 2004, by and among Synopsys, Inc. and officers and directors of Registrant
2.3.1(1)	Form of Voting Agreement dated November 30, 2004, by and among Synopsys, Inc. and certain other employees of Registrant
2.4(1)	Stipulation to Stay Action and Tolling Agreement dated November 30, 2004 (relating to the State Court Action) among Synopsys, Inc., certain employees of Registrant and Registrant
2.5(1)	Stipulation to Stay Action and Tolling Agreement dated November 30, 2004 (relating to Federal Court Action Case No. C-03-2664 SI) among Synopsys, Inc. and Registrant
2.6(1)	Stipulation to Stay Action and Tolling Agreement dated November 30, 2004 (relating to Federal Court Action Case No. C-01-2519 SI) among Synopsys, Inc. and Registrant
2.7(1)	Form of Intellectual Property Assignment Agreement dated November 30, 2004 between Registrant and certain of its employees
2.8(1)	Form of Resignation Letter dated November 30, 2004 by certain employees of Registrant
2.9(1)	Form of Option Relinquishment Agreement dated November 30, 2004 between Synopsys, Inc. and certain employees of Registrant
2.10(1)	Form of Noncompetition Agreement dated November 30, 2004 by each of An-Chang Deng and Sang S. Wang
2.10.1(1)	Form of Noncompetition Agreement dated November 30, 2004 by certain employees of Registrant
2.11(1)	Form of Consulting Agreement dated November 30, 2004 among Synopsys, Inc., Registrant and certain employees of Registrant
2.12(1)	Form of Cooperation and Support Agreement dated November 30, 2004 among Synopsys, Inc., Registrant and certain employees of Registrant
2.13(1)	Form of Indemnification Agreement dated November 30, 2004 between Registrant and certain employees of Registrant
2.13.1(1)	Form of Amended and Restated Indemnification Agreement dated November 30, 2004 between Registrant and each of An-Chang Deng and Sang S. Wang
2.14(1)	Form of Release of Claims of Synopsys, Inc. and Registrant for certain non-defendant officers and directors of Registrant
3.1.1(2)	Amended and Restated Certificate of Incorporation
3.2(2)	Bylaws
10.1(2)	Form of Indemnification Agreement between the Registrant and each of its directors and officers
10.2(2)	Amended and Restated 1998 Stock Option Plan
10.2.1(2)	Form of Stock Option Agreement under the 1998 Stock Option Plan
10.3(2)	2001 Stock Option Plan

10.3.1(2)	Form of Stock Option Agreement under the 2001 Stock Option Plan
10.4(2)	2001 Director Option Plan
10.4.1(2)	Form of Director Option Agreement under 2001 Director Option Plan
10.5(2)	2001 Employee Stock Purchase Plan
10.5.1(2)	Form of Subscription Agreement under the 2001 Employee Stock Purchase Plan
10.6(2)	Letter of Employment dated September 15, 2000 between the Registrant and Tammy Shu-Hua Liu
10.8(2)†	Exclusive Distributor Agreement dated October 1, 1999 between the Registrant and Marubeni Solutions Corporation
10.8.1(2)†	Amendment dated November 21, 2000 to Exclusive Distributor Agreement dated October 1, 1999 between the Registrant and Marubeni Solutions Corporation
10.8.2(3)	Amendment II dated February 14, 2002 to Exclusive Distributor Agreement dated October 1, 1999 between the Registrant and Marubeni Solutions Corporation
10.8.3(4)†	Amendment III dated October 1, 2003 to Exclusive Distributor Agreement dated October 1, 1999 between the Registrant and Marubeni Solutions Corporation
10.9.1(5)	Lease dated December 20, 2002 between the Registrant and San Tomas Properties, LLC for the premises located at Second Floor of 2650 San Tomas Expressway, Santa Clara, California
10.9.2(5)	Addendum No. 1 to the Lease dated December 20, 2002 between the Registrant and San Tomas Properties, LLC
14.1(4)	Code of Ethics for Principal Executive and Senior Financial Officers
14.2(6)	Amended and Restated Code of Ethics for Principal Executive and Senior Financial Officers
21.1	Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney (see Page 95)
31.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)          Incorporated by reference to the exhibits filed with the Registrant’s Current Report on Form 8-K/A as filed on December 3, 2004.

(2)          Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Registration Statement on Form S-1 (Registration Statement 333-68934), which the Securities and Exchange Commission declared effective on December 12, 2001.

(3)          Incorporated by reference to the exhibits filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2002, as filed on December 23, 2003.

(4)                     Incorporated by reference to the exhibit filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003, as filed on November 26, 2003.

(5)          Incorporated by reference to the exhibits filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2002, as filed on February 14, 2003.

(6)          Incorporated by reference to the exhibit filed with the Registrant’s Current Report on Form 8-K as filed on April 14, 2004.

†                    Certain information in these exhibits has been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under 17 C.F.R. Sections 200.80(b)(4), 200.83 and 230.46.