Form 10-Q
period 2004-12-31
NASSDA CORP
filed 2005-02-09
CIK 1157624

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

or

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

2650 San Tomas Expressway, Santa Clara, CA 95051-0953
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

Yes ☒   No ☐

At January 31, 2005, 27,650,251 shares of common stock of the registrant were outstanding.

NASSDA CORPORATION

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

NASSDA CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	December 31, 2004	September 30, 2004
Assets:
Current assets:
Cash and cash equivalents	$57,013	$59,298
Short-term investments	44,007	42,142
Accounts receivable, net of allowances of $82 at December 31, 2004 and September 30, 2004	1,689	1,302
Prepaid expenses and other current assets	1,006	1,093
Deferred income taxes	6,780	3,768
Total current assets	110,495	107,603
Property and equipment, net	444	483
Other assets	921	921
Total assets	$111,860	$109,007

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$1,993	$2,168
Accrued litigation settlements (Notes 7 and 9)	76,463	67,463
Other accrued liabilities	8,133	8,342
Deferred revenue	10,243	10,143
Total current liabilities	96,832	88,116
Deferred revenue	453	482
Other long-term liabilities	53	57
Total liabilities	97,338	88,655
Stockholders’ equity:
Common stock, par value $0.001: 110,000,000 shares authorized; 27,462,262 and 27,025,604 shares outstanding at December 31, 2004 and September 30, 2004, respectively	27	27
Additional paid-in capital	74,140	73,117
Deferred stock-based compensation	(110)	(235)
Accumulated other comprehensive loss	(88)	(76)
Accumulated deficit	(59,447)	(52,481)
Total stockholders’ equity	14,522	20,352
Total liabilities and stockholders’ equity	$111,860	$109,007

See accompanying notes to the condensed consolidated financial statements.

NASSDA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended December 31,
	2004	2003
Revenue:
Product	$2,207	$3,003
Subscription	6,414	4,242
Maintenance	2,642	2,482
Total revenue	11,263	9,727
Cost of revenue:
Product	33	91
Subscription	168	105
Maintenance	377	226
Total cost of revenue	578	422
Gross profit	10,685	9,305
Operating expenses:
Research and development	2,151	2,032
Sales and marketing	2,814	2,678
General and administrative	4,059	3,774
Litigation settlement (Note 7)	9,000	—
Stock-based compensation*	99	224
Total operating expenses	18,123	8,708
Income (loss) from operations	(7,438)	597
Interest income	395	236
Other expense, net	(18)	(16)
Income (loss) before taxes	(7,061)	817
Benefit (provision) for taxes	95	(245)
Net income (loss)	$(6,966)	$572

Earnings (loss) per share:
Basic	$(0.25)	$0.02
Diluted	$(0.25)	$0.02
Shares used in computing earnings (loss) per share:
Basic	27,319	25,957
Diluted	27,319	29,149

*Stock-based compensation includes:
Research and development	$50	$99
Sales and marketing	33	67
General and administrative	16	58
Total	$99	$224

See accompanying notes to condensed consolidated financial statements.

NASSDA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

 (unaudited)

	Three Months Ended December 31,
	2004	2003
Operating activities
Net income (loss)	$(6,966)	$572
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	83	138
Stock-based compensation	99	224
Deferred income taxes	(3,012)	(444)
Provision for bad debt	—	(10)
Changes in operating assets and liabilities:
Accounts receivable	(387)	(154)
Prepaid expenses and other current assets	87	137
Accounts payable	(175)	1,710
Other accrued liabilities	(80)	(1,452)
Accrued litigation settlement	9,000	—
Deferred revenue	71	1,429
Long-term liabilities	(4)	—
Net cash provided by (used in) operating activities	(1,284)	2,150

Investing activities
Purchase of short-term investments	(9,569)	(11,935)
Proceeds from maturity of short-term investments	7,691	12,122
Purchases of property and equipment	(44)	(38)
Net cash provided by (used in) investing activities	(1,922)	149

Financing activities
Proceeds from issuance of common stock	921	759
Net cash provided by financing activities	921	759
Increase (decrease) in cash and cash equivalents	(2,285)	3,058
Cash and cash equivalents, beginning of period	59,298	53,145
Cash and cash equivalents, end of period	$57,013	$56,203

Supplemental disclosure of cash flow information
Cash paid for income taxes	$77	$341

Supplemental schedule of non-cash activities
Unrealized loss on short-term investments	$(12)	$(7)
Reversal of deferred stock-based compensation	$(26)	$(51)
Income tax benefit from employee stock transactions	$128	$476

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

On November 30, 2004, we entered into an Agreement of Merger with Synopsys, Inc., a Delaware corporation (“Synopsys”) and North Acquisition Sub, Inc., a Delaware corporation and wholly owned subsidiary of Synopsys (“Merger Sub”), pursuant to which, subject to satisfaction or waiver of the conditions therein, we will merge with and into the Merger Sub.

Condensed Consolidated Financial Statements

The interim condensed consolidated financial statements included herein have been prepared by Nassda Corporation, without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  The interim consolidated financial statements reflect, in the opinion of management, all adjustments necessary (consisting only of normal recurring adjustments) to present a fair statement of results for the interim periods presented.  The operating results for any interim period are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2005.  The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2004.

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

For sales made through all distributors, we recognize revenue when the software has been sold to the end users and all other revenue recognition criteria have been met.  When the distributor is the primary obligor in the arrangement, has latitude in establishing prices and has credit risk, we record revenue based on amounts invoiced to the distributor (rather than the amount invoiced by the distributor to the end users).  When we are the primary obligor in the arrangement, have latitude in establishing price and have credit risk, we record revenue based on amounts invoiced to the end user customer (with the related commissions paid to the distributors reported as sales and marketing expense).

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

Upon the closing of the merger with Merger Sub, our officers, directors and employees who are defendants in the litigation between Synopsys and us (see Notes 7 and 9) will make settlement payments to Synopsys in the aggregate amount of $61.6 million and will not exercise options to purchase our common stock valued at approximately $5.9 million.  As a result of the proposed litigation settlement, we recorded a litigation settlement charge of approximately $67.5 million in the quarter and fiscal year ended September 30, 2004.

In July 2004, we and certain of our officers and directors were named in a securities class action lawsuit filed in the United States District Court for the Northern District of California.  The complaint asserts claims against our company, Sang S. Wang, An-Chang Deng, Tammy Shu-Hua Liu and Yen-Son Huang on behalf of a putative class of persons who purchased our stock between December 13, 2001 and June 11, 2004.  A second class action was filed on September 9, 2004 in the United States District Court for the Northern District of California.  On September 27, 2004, one plaintiff moved for lead plaintiff status in the first filed class action.  These two cases were consolidated on October 7, 2004.  On November 4, 2004, the judge granted the motion of NECA-IBEW Pension Fund for appointment as lead plaintiff.  In late January 2005, the parties reached an agreement in principle to resolve this matter for a payment to the class of $9.0 million.  The settlement is subject to preliminary and final approval of the Court.  As a result of the proposed settlement, we recorded a litigation settlement charge of $9.0 million in the three months ended December 31, 2004.

2.             Earnings (Loss) Per Share

Basic earnings (loss) per share (“EPS”) is computed by dividing net income (loss) by the weighted average common shares outstanding of the period.  Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock.  The effects of any potential dilutive securities were excluded from the calculation of EPS during periods with a net loss as the effect would be anti-dilutive.

During the three months ended December 31, 2004 and 2003, we had securities outstanding that could potentially dilute basic earnings (loss) per share in the future, but these securities were excluded in the computation of diluted earnings (loss) per share in such periods as their effect would have been antidilutive.  At December 31, 2004 and 2003, weighted average options to purchase 7,019,461 and 1,846,448 shares of common stock with a weighted average exercise price of $4.51 and $10.18, respectively, were excluded from the diluted net income (loss) per share computation.

The following table is a reconciliation of the numerators and denominators used in computing basic and diluted earnings (loss) per share (in thousands, except per share data):

	Three Months Ended December 31,
	2004	2003
Net income (loss) (numerator):	$(6,966)	$572
Shares (denominator):
Weighted average common shares outstanding	27,319	26,166
Weighted average common shares subject to repurchase	—	(209)
Shares used in basic computation	27,319	25,957
Weighted average common shares subject to repurchase	—	209
Common shares issuable upon exercise of stock options (treasury stock method)	—	2,983
Shares used in diluted computation	27,319	29,149
Basic earnings (loss) per share	$(0.25)	$0.02
Diluted earnings (loss) per share	$(0.25)	$0.02

3.             Comprehensive Income (Loss)

The components of comprehensive income (loss), net of tax, were as follows (in thousands):

	Three Months Ended December 31,
	2004	2003
Net income (loss)	$(6,966)	$572
Unrealized loss on investments	(12)	(3)
Comprehensive Income (loss)	$(6,978)	$569

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

In fiscal 2003, we accrued bonuses of $900,000 earned by our employees for their services in fiscal 2003. These bonuses were paid in December 2003. We also accrued bonuses of $175,000 earned by our employees for their services for the three months ended December 31, 2003.  In addition, our executive officers orally agreed that they would not receive their base salaries in fiscal 2002 and fiscal 2003.  In October 2003, the compensation committee of our board of directors reinstated the salaries of our executive officers and we paid base salaries totaling approximately $756,000 to these officers in fiscal 2004.

In fiscal 2004, we accrued bonuses of an aggregate of approximately $1.5 million earned by our employees for their services in fiscal 2004, all of which were paid by December 2004.  There was no such accrual for the three months ended December 31, 2004.  As a result of our significant bonus accruals and the foregone salaries in fiscal 2002 and fiscal 2003, our compensation expense in fiscal 2004 was not consistent with compensation expense in fiscal 2002 and fiscal 2003 and may not be indicative of future periods.

5.             Lease Commitments

We lease our facilities under various noncancelable operating leases.  In December 2002, we entered into a three-year operating lease for our current headquarters located in Santa Clara, California, which began in February 2003 and will expire in March 2006.  These noncancelable operating leases began expiring in October 2003.  Rent expense was $784,000 in fiscal 2003 and $742,000 in fiscal 2004.  As of September 30, 2004 the aggregate future noncancelable minimum rentals or operating leases are as follows (in thousands):

Year Ending September 30,
2005	$603
2006	252
$855

6.             Stock-based Awards

We currently account for our stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“Opinion 25”) and all of its related interpretations.  Accordingly, compensation expense has been recognized in the financial statements for employee stock arrangements to the extent the fair value of the underlying common stock exceeds the exercise price of the stock options at the date of grant.  Deferred stock-based compensation of $2.5 million and $1.8 million was recorded during fiscal 2001 and fiscal 2000, respectively, for the excess of the fair value of the common stock underlying the options at the grant date over the exercise price of the options.  These amounts are being amortized on a straight-line basis over the vesting period, generally four years.  Amortization of deferred compensation related to employee grants was $99,000 and $224,000 for the three months ended December 31, 2004 and 2003, respectively.

We currently account for stock-based awards to non-employees in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.”  Accordingly, we recognize the fair value for non-employee awards as stock compensation expense over the vesting terms of the awards.  There were no stock-based awards to non-employees or amortization of stock compensation expenses recognized previously for non-employees during the three months ended December 31, 2004 and 2003.

On December 16, 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised in 2004), “Share-Based Payment” (“SFAS 123R”).  SFAS 123R eliminates the alternative of applying the intrinsic value measurement provisions of Opinion 25 to stock compensation awards issued to employees.  Rather, the new standard requires enterprises to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.  That cost will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

We have not yet quantified the effects of the adoption of SFAS 123R, but we expect that the new standard may result in significant stock-based compensation expense.  The pro forma effects on net income and earnings per share if we had applied the fair value recognition provisions of original SFAS 123 on stock compensation awards (rather than applying the intrinsic value measurement provisions of Opinion 25) are disclosed below.  Although such pro forma effects of applying original SFAS 123 may be indicative of the effects of adopting SFAS 123R, the provisions of these two statements differ in some important respects.  The actual effects of adopting SFAS 123R will be dependent on numerous factors including, but not limited to, the valuation model chosen by us to value stock-based awards; the assumed award forfeiture rate; the accounting policies adopted concerning the method of recognizing the fair value of awards over the requisite service period; and the transition method (as described below) chosen for adopting SFAS 123R.

SFAS 123R will be effective for our fiscal quarter beginning July 1, 2005, and requires the use of the modified prospective application method.  Under this method, SFAS 123R is applied to new awards and to awards modified, repurchased or cancelled after the effective date.  Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (such as unvested options) that are outstanding as of the date of adoption will be recognized as the remaining requisite services are rendered.  The compensation cost relating to unvested awards at the date of adoption will be based on the grant-date fair value of those awards as calculated for pro forma disclosures under the original SFAS123.  In addition, companies may use the modified retrospective application method.  This method may be applied to all prior years for which the original SFAS 123 was effective or only to prior interim periods in the year of initial adoption.  If the modified retrospective application method is applied, financial statements for prior periods will be adjusted to give effect to the fair-value-based method of accounting for awards on a consistent basis with the pro forma disclosures required for those periods under the original SFAS 123.

Our calculations are based on a single option valuation approach and forfeitures are recognized as they occur.   The fair value of options at the date of grant was estimated using the minimal value method through the date of our initial public offering in December 2001, and the Black-Scholes option pricing model for options granted thereafter, with the following weighted-average assumptions:

	Three Months Ended December 31,
	2004	2003
Stock Option Plans:
Risk-free interest rate	3.46%	3.22%
Expected volatility	77%	57%
Expected life (in years)	4.5	4.5
Expected dividend	0.0%	0.0%

Employee Stock Purchase Plan:
Risk-free interest rate	2.2%	1.3%
Expected volatility	72%	57%
Expected life (in years)	1.0	1.0
Expected dividend	0.0%	0.0%

If the computed minimum values of our stock-based awards to employees had been amortized to expense over the period of the awards as specified under SFAS No. 123, our pro forma net income (loss), basic income (loss) per share and diluted income (loss) per share under SFAS No. 123 (as compared to such items as reported) would have been as follows (in thousands, except per share amounts):

	Three Months Ended December 31,
	2004	2003
Net income (loss) as reported	$(6,966)	$572
Add: stock based employee compensation expense included in reported net income (loss), net of taxes	99	185
Less: stock-based employee compensation expense determined under fair value based method, net of taxes	(114)	(1,329)

	Three Months Ended December 31,
	2004	2003

Pro forma net income (loss)	$(6,981)	$(572)
Basic earnings (loss) per share:
As reported	$(0.25)	$0.02
Pro forma	$(0.26)	$(0.02)
Diluted earnings (loss) per share:
As reported	$(0.25)	$0.02
Pro forma	$(0.26)	$(0.02)

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

In February 2000, Synopsys filed a complaint in the Superior Court of the State of California in the County of Santa Clara (Case No. CV787950) against us and Dr. Deng, our President.  The State Court Action complaint alleged breach of contract, breach of fiduciary trust, diversion of corporate opportunity and constructive trust.  In September 2001, Synopsys filed its second amended complaint, which added claims of inducing/aiding and abetting breach of fiduciary duty, including/aiding and abetting diversion of corporate opportunity, misappropriation of trade secrets, civil conspiracy, breach of confidence and unfair competition, and added as individual defendants Dr. Wang and our four other founders.  In September 2002, Synopsys filed a supplemental second amended complaint that contained supplemental allegations but added no new claims or parties.  In January 2003, the discovery referee issued orders creating rebuttable presumptions in favor of Synopsys on certain evidentiary issues to sanction us for erasure of certain computer files requested in discovery by Synopsys.  These rulings meant that we must prove at trial that we did not take or use Synopsys’ source code or other confidential information, rather than the usual requirement that Synopsys provide such proof in the first instance.  We filed a motion for reconsideration of this order and in March 2003, the court denied our motion, concluding that it was barred on procedural grounds.  In January 2003, Synopsys filed a third amended complaint, which contained supplemental allegations but added no new claims or parties.  We have filed an answer denying Synopsys’ allegations.  In August 2003, Synopsys filed several motions for terminating sanctions against us, which were heard in January 2004.  In June 2004, the Court ruled on Synopsys’ motions for terminating sanctions.  The Discovery Referee vacated the orders of January 2003 that created the rebuttable presumptions in favor of Synopsys, but issued new orders.  These orders limit our defenses regarding the timing and the development of the initial HSIM source code and the evidence that we and the remaining individual defendants can present at trial.  For purposes of trial, among other things, the orders established as facts that: (i) the first 60,000 lines of source code of HSIM and all the ideas and concepts reflected therein, to the extent they were not publicly known, were copied or derived from Synopsys’ source code or other Synopsys’ materials while the individual defendants were employed by Synopsys and (ii) we and the individual defendants acted in concert to intentionally alter, destroy, lose or misplace items requested in discovery and conceal evidence.  These orders also struck the answer of one individual defendant, Jeh-Fu Tuan.  The Discovery Referee denied Synopsys’ request to strike our answers and the answers of the remaining individual defendants.  In August 2004, we filed a writ petition in the California Court of Appeal, Sixth Appellate District in San Jose, seeking to overturn these orders.  In October 2004, the Court of Appeal requested that Synopsys file opposition to the petition and provided us with the opportunity to file a reply to Synopsys’ opposition.  In October 2004, the Superior Court vacated the previously set January 2005 trial date and stayed all trial proceedings pending final determination of the writ proceedings.  Synopsys has requested unspecified damages of at least $25 million, an injunction, a constructive trust on unspecified intellectual property belonging to us and other relief.  Further, in September 2003, Synopsys notified us that it reserves the right to seek up to $80 million in punitive damages with respect to claims for which punitive damages are allowed under California Civil Code Section 3294, and up to $50 million in punitive damages with respect to the trade secret claims under California Civil Code Section 3426.3(c).  On December 14, 2004, the Court of Appeal stayed the case in its entirety pending approval of the proposed merger discussed below.

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

Activity on several other summary judgment motions has been suspended because the court stayed the federal litigation.  In November 2002, Synopsys filed three motions for summary judgment.  The first motion asked the court to enter judgment before trial that our products infringe the 053 Patent.  The second motion asked the court to rule before trial against us on our defense that the 053 Patent is unenforceable because Synopsys committed inequitable conduct in obtaining the patent.  We submitted oppositions to both of these motions.  Synopsys’ third motion asked the court to rule before trial against us on our remaining antitrust counterclaims.  Because of the court’s prior rulings against us on our other antitrust counterclaims, we did not oppose this motion.  In November 2002, we also filed a summary judgment motion, which asked the court to enter judgment before trial that our products do not infringe the 053 Patent.  Synopsys opposed this motion.  The court issued its order staying the federal litigation before the parties’ reply briefs were due.  On December 7, 2004, the court stayed the case in its entirety pending approval of the proposed merger discussed below.

In June 2003, Synopsys filed a second complaint in the United States District Court, Northern District of California, San Francisco Division (Case No. C03-2664 RS) against us, alleging that the our products, including but not limited to HSIM and HANEX software products, infringe Synopsys U.S. Patent No. 6,249,898 entitled “Methods and Systems for Reliability Analysis of CMOS VLSI Circuits Based on Stage Partitioning and Node Activities” (the “898 Patent”).  In July 2003, we filed an answer denying that we infringe the 898 Patent and asserting as defenses that the 898 Patent is invalid and unenforceable.  We also brought a declaratory judgment counterclaim seeking judgment that the 898 Patent is not infringed by us and that the 898 Patent is invalid and unenforceable.  In August 2003, Synopsys filed a motion to dismiss these defenses and counterclaims on the ground that we are barred from contesting the validity and enforceability of the 898 Patent based on the doctrine of assignor estoppel.  Synopsys’ motion also sought to strike our defenses of laches, patent misuse and unclean hands on the ground that we had not pleaded them with sufficient particularity.  We opposed Synopsys’ motions.  In October 2003, the court denied Synopsys’ motion to dismiss and strike the invalidity and unenforceability defenses and counterclaims and granted Synopsys’ motion to strike the laches, patent misuse and unclean hands defenses with leave to amend the pleadings.  In March 2004, Synopsys filed a motion for partial summary judgment on the ground that we are barred from contesting the validity and enforceability of the 898 Patent based on the doctrine of assignor estoppel.  In April 2004, the court ruled that we are barred under the doctrine of assignor estoppel from asserting the 898 Patent is invalid or unenforceable by virtue of pre-assignment inequitable conduct.  The court issued a ruling construing the claims of the 898 Patent in July 2004.  The court has set the case for trial beginning on April 25, 2005.  On December 7, 2004, the court stayed the case in its entirety pending approval of the proposed merger discussed below.

We entered into an agreement of merger dated as of November 30, 2004 with Synopsys and Merger Sub, pursuant to which, subject to satisfaction or waiver of the conditions therein, Merger Sub will merge with and into our company and we will become a wholly owned subsidiary of Synopsys.  Subject to the consummation of the merger, Synopsys, our company and certain employees, officers and directors of our company, as applicable, have agreed to settle the State Court Action and the Federal Court Actions.  In connection with the merger agreement, the parties have submitted stipulations in the State Court Action and Federal Court Actions to toll the proceedings pending the consummation of the merger.  Pursuant to the tolling agreements, we, Synopsys and the individual defendants have agreed not to take further action with respect to the State Court Action and the Federal Court Actions during the period prior to the closing of the proposed merger.  In the event that the proposed merger did not occur and the merger agreement were terminated, we, Synopsys and the individual defendants would no longer have any obligation to settle the State Court Action or the Federal Court Actions.  We expect that if the merger did not occur and the merger agreement was terminated, that a period of time would be necessary for the applicable Courts to reschedule various hearings and trials and that there would be a substantial delay from the original trial dates.  Although we continue to believe that we would have meritorious defenses if the parties were to proceed with the State Court Action and the Federal Court Actions, we cannot provide any assurance that we will prevail or that our defenses or our ability to achieve a desirable outcome will not be affected by the proposed merger and related events.  See also Note 9 of the notes to our condensed consolidated financial statements.  As noted above, the State Court Action and Federal Court Actions have now been stayed in their entirety pending approval of the proposed merger.

In July 2004, we and certain of our officers and directors were named in a securities class action lawsuit filed in the United States District Court for the Northern District of California.  The complaint asserts claims against our company, Sang S. Wang, An-Chang Deng, Tammy Shu-Hua Liu and Yen-Son Huang on behalf of a putative class of persons who purchased our stock between December 13, 2001 and June 11, 2004.  The class action alleges that the named defendants violated certain provisions of the Securities Exchange Act of 1934 by making materially false and misleading representations in press releases and financial statements filed with the SEC relating to our financial results.  The complaint’s allegations derive largely from allegations contained in the State Court Action, and derive from allegations contained in the complaint concerning the 053 Patent.  A second class action was filed on September 9, 2004 in the United States District Court for the Northern District of California.  On September 27, 2004, one plaintiff moved for lead plaintiff status in the first filed class action.  These two cases were consolidated on October 7, 2004.  On November 4, 2004, the judge granted the motion of NECA-IBEW Pension Fund for appointment as lead plaintiff.  In late January 2005, the parties reached an agreement in principle to resolve this matter for a payment to the class in the amount of $9.0 million.  The settlement is subject to preliminary and final approval by the court.

On August 16, 2004, a purported derivative complaint was filed against us and our directors in the Court of Chancery of the State of Delaware.  This complaint alleged that the board of directors breached its fiduciary duty by failing to appoint a special committee to investigate the claims asserted in the Synopsys litigation and by allowing two directors to destroy evidence in the State Court Action.  The complaint also alleges that the board of directors breached its fiduciary duty by allowing our company to go public with the knowledge of the alleged trade secret misappropriation and by causing the issuance of allegedly false public statements regarding our financial condition on account of this alleged misappropriation.  The complaint seeks equitable relief and an unspecified amount of damages on behalf of our company.  On October 15, 2004, the defendants filed a motion to Dismiss or Stay on the grounds that the case is not ripe for adjudication and also filed a Motion for Protective Order Staying Discovery.  On December 3, 2004, plaintiff filed oppositions to these motions.  On January 5, 2005, the parties stipulated to stay this matter until such time as plaintiff’s counsel provides two weeks notice to defendants that the stay shall be lifted.  The Judge signed the order staying the case on January 5, 2005 and conditioned the stay on the parties providing status reports to the court on a quarterly basis.  The case is still in the preliminary stages, and it is not possible for us to quantify the impact, if any, on our company.  An unfavorable outcome in this case could have a material adverse effect on our business, financial condition, results of operations and cash flow.  In addition, the expense of defending any litigation may be costly and divert management’s attention from the day to day operations of our business.

On December 1, 2004, we and certain of our officers and directors were named in a class action complaint filed against us and certain of our officers and directors in the Court of Chancery of the State of Delaware.  This complaint, brought by Robert Israel, alleges that defendants entered into the merger agreement with Synopsys for inadequate consideration.  The complaint also alleges that the merger agreement was an unlawful plan to shield our board of directors and certain members of our management from liability to Synopsys in the State Court Action and Federal Court Actions, and to shield them from liability to our company for claims asserted by the plaintiff in the pending derivative action.  Plaintiff seeks to enjoin the proposed merger, or alternatively seeks damages if the proposed merger is consummated.  The parties stipulated to stay this case, and therefore any response by defendants to the complaint will now be due upon plaintiff’s counsel giving two weeks notice to defendants of plaintiff’s request that defendants respond to the complaint.  On January 6, 2005, the Judge signed the order staying the case, subject to the same reporting obligations in the pending derivative case.  The case is still in the preliminary stages, and it is not possible for us to quantify the impact, if any, on our company.  An unfavorable outcome in this case could have a material adverse effect on our business, financial condition, results of operations and cash flow and our ability to complete the proposed merger.  In addition, the expense of defending any litigation may be costly and divert management’s attention from the day to day operations of our business.

On December 3, 2004, we and certain of our officers and directors were named in a complaint filed in the Superior Court of California, Santa Clara County.  The complaint is a purported stockholder class action brought by Frank A. Lettieri arising out of defendants’ conduct in selling our company to Synopsys at an allegedly inadequate and unfair price.  The plaintiffs allege that the defendants arrived at an unfair price so that at least two of its directors could avoid or significantly reduce their exposure in a pending lawsuit.  The plaintiffs allege that as a result of this conduct, the defendants breached fiduciary duties.  The plaintiffs allege that the defendants structured the terms of the proposed merger to fit the needs of Synopsys, instead of seeking to obtain the highest price reasonably available to us.  The complaint seeks an injunction of the acquisition, and the implementation of a procedure to ensure the highest possible price for stockholders.  The complaint also seeks to direct the individual defendants to exercise their fiduciary duties to obtain a transaction in the best interest of the stockholders at the highest price.  The complaint seeks to rescind the merger agreement and to impose a constructive trust upon any benefits improperly received by defendants as a result of improper conduct.  The parties filed a stipulation on January 20, 2005 extending the time for defendants to respond to the complaint until March 4, 2005.  The case is in the preliminary stages, and it is not possible for us to quantify the impact, if any, on our company.  An unfavorable outcome in this case could have a material adverse effect on our business, financial condition, results of operations and cash flow and our ability to complete the proposed merger.  In addition, the expense of defending any litigation may be costly and divert our attention from the day to day operations of our business.

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

The terms of such obligations vary.  Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated.  Historically, we have not been obligated to make any significant payments for these obligations other than those in connection with defending our directors, officers and employees in the Synopsys litigation and derivative complaint, and no liabilities were recorded for these obligations on our balance sheet as of December 31, 2004.

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

8.             Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation 46 (“FIN 46”), Consolidation of Variable Interest Entities, and a revised interpretation of FIN 46 (“FIN 46-R”).  FIN 46 requires certain variable interest entities (“VIEs”) to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  The provisions of FIN 46 are effective immediately for all arrangements entered into after January 31, 2003.  We have not invested in any entities that we believe are variable interest entities for which we are the primary beneficiary.  The adoption of FIN 46 had no impact on our financial position, results of operations or cash flows.

In November 2003, the Emerging Issues Task Force (“EITF”) reached an interim consensus on Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investment” to require additional disclosure requirements for securities classified as available-for-sale or held-to-maturity for fiscal years ending after December 15, 2003.  In March 2004, the EITF reached a final consensus on this Issue and provided additional guidance in determining whether investment securities have an impairment which should be considered other-than-temporary in reporting periods after June 15, 2004.  The adoption of this Issue had no impact on our financial position, results of operations or cash flows.

On December 16, 2004, the Financial Accounting Standards Board issued SFAS No. 123R.  SFAS 123R eliminates the alternative of applying the intrinsic value measurement provisions of Opinion 25 to stock compensation awards issued to employees.  Rather, the new standard requires enterprises to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.  That cost will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

We have not yet quantified the effects of the adoption of SFAS 123R, but it we expect that the new standard may result in significant stock-based compensation expense.  The pro forma effects on net income and earnings per share if we had applied the fair value recognition provisions of original SFAS 123 on stock compensation awards (rather than applying the intrinsic value measurement provisions of Opinion 25) are disclosed on page 10.  Although such pro forma effects of applying original SFAS 123 may be indicative of the effects of adopting SFAS 123R, the provisions of these two statements differ in some important respects.  The actual effects of adopting SFAS 123R will be dependent on numerous factors including, but not limited to, the valuation model chosen by us to value stock-based awards; the assumed award forfeiture rate; the accounting policies adopted concerning the method of recognizing the fair value of awards over the requisite service period; and the transition method (as described below) chosen for adopting SFAS 123R.

SFAS 123R will be effective for our fiscal quarter beginning July 1, 2005, and requires the use of the modified prospective application method.  Under this method SFAS 123R is applied to new awards and to awards modified, repurchased or cancelled after the effective date.  Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (such as unvested options) that are outstanding as of the date of adoption will be recognized as the remaining requisite services are rendered.  The compensation cost relating to unvested awards at the date of adoption will be based on the grant-date fair value of those awards as calculated for pro forma disclosures under the original SFAS123.  In addition, companies may use the modified retrospective application method.  This method may be applied to all prior years for which the original SFAS 123 was effective or only to prior interim periods in the year of initial adoption.  If the modified retrospective application method is applied, financial statements for prior periods will be adjusted to give effect to the fair-value-based method of accounting for awards on a consistent basis with the pro forma disclosures required for those periods under the original SFAS 123.

9.             Proposed Merger and Litigation Settlement

We entered into an agreement of merger dated November 30, 2004 with Synopsys and Merger Sub.  The merger agreement provides that Merger Sub will be merged with and into our company and we will become a wholly owned subsidiary of Synopsys.  Under the terms of the merger agreement, upon completion of the merger (i) each outstanding share of our common stock will be converted into the right to receive $7.00 in cash and (ii) each option to purchase shares of our common stock (excluding certain options that will not be exercised) will be converted into an option to purchase that number of shares of Synopsys common stock based on the ratio of the $7.00 per share merger consideration to the average closing price of Synopsys common stock during a ten-trading day period ending on and including the second trading day prior to the closing. The per share exercise price of each option assumed will be adjusted by dividing the existing per share exercise price by the ratio referenced in the prior sentence. The merger is conditioned upon, among other things, (i) approval of the holders of the majority of our common stock, (ii) approval of the holders of the majority of our common stock casting votes affirmatively or negatively on the merger agreement at our 2005 annual meeting of stockholders (excluding our officers and directors, the individual defendants and the related parties of the individual defendants), (iii) holders of no more than 17.5% of the shares of our common stock as of the date of the completion of the merger having demanded appraisal rights, (iv) clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (the “HSR Act”), and (v) other conditions, as set forth in the merger agreement which was filed as an exhibit to the Form 8-K/A we filed with the SEC on December 3, 2004.  The Federal Trade Commission has requested additional information and documentary material in connection with its review of the proposed merger, which will result in an extension of the waiting period under the HSR Act.

Upon the closing of the merger, our officers, directors and employees who are defendants in the State Court Action will make settlement payments to Synopsys in the aggregate amount of $61.6 million and will not exercise options to purchase our common stock valued at approximately $5.9 million (based on a value of $7.00 per share of our common stock).  Although the settlement payments are being made by these individuals and they will not be reimbursed by our company, the settlement is deemed to be an expense in accordance with Staff Accounting Bulletin Topic 5-T, “Accounting for Expenses or Liabilities Paid by Principal Stockholders,” because we are a defendant in the State Court Action.  As a result, we recorded a litigation settlement charge of approximately $67.5 million in the quarter and fiscal year ended September 30, 2004.

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

Recent Developments

We entered into an agreement of merger dated as of November 30, 2004 with Synopsys and North Acquisition Sub, Inc.  The merger agreement provides that, subject to the satisfaction or waiver of the conditions set forth therein, North Acquisition Sub, Inc. will be merged with and into our company and we will become a wholly owned subsidiary of Synopsys.

Under the terms of the merger agreement, upon the completion of the merger (i) each outstanding share of our common stock will be converted into the right to receive $7.00 in cash and (ii) each option to purchase shares of our common stock will be converted into an option to purchase that number of shares of Synopsys common stock based on the ratio of the $7.00 per share merger consideration to the average closing price of Synopsys common stock during a ten-trading day period ending on and including the second trading day prior to the closing. The per share exercise price of each option assumed will be adjusted by dividing the existing per share exercise price by the ratio referenced in the prior sentence.

The merger is conditioned upon, among other things, (i) approval of the holders of the majority of our common stock, (ii) approval of the holders of the majority of our common stock casting votes affirmatively or negatively on the merger agreement at our 2005 annual meeting of stockholders (excluding our officers and directors, the individual defendants and the related parties of the individual defendants), (iii) holders of no more than 17.5% of the shares of our common stock as of the date of the completion of the merger having demanded appraisal rights, (iv) clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (the “HSR Act”), and (v) other conditions.  The Federal Trade Commission has requested additional information and documentary material in connection with its review of the proposed merger, which will result in an extension of the waiting period under the HSR Act.   There can be no assurance that the merger will be consummated in a timely manner, if at all.

Upon the closing of the merger, our officers, directors and employees who are defendants in the State Court Action among Synopsys, us and the individuals will make settlement payments to Synopsys in the aggregate amount of $61.6 million and will not exercise options to purchase our common stock valued at approximately $5.9 million (based on a value of $7.00 per share of our common stock).  Although the settlement payments are being made by these individuals and they will not be reimbursed by us, the settlement is deemed to be an expense in accordance with Staff Accounting Bulletin Topic 5-T, “Accounting for Expenses or Liabilities Paid by Principal Stockholders,” because we are a defendant in the State Court Action.  As a result, we recorded a litigation settlement charge of approximately $67.5 million in the quarter and fiscal year ended September 30, 2004.  This settlement charge excludes legal fees, which are recorded within general and administrative expenses.

Current Economic Environment

The general economic environment has been challenging over the last three years as the semiconductor industry experienced a prolonged economic downturn.  As a result, research and development capital budgets have been reduced substantially and at the same time, the numbers of design starts and potential users have decreased due to budget cuts and layoffs.  The EDA industry has endured this difficult period by providing flexible license structures and payment terms, such as time-based licenses with installment payments, competitive pricing, bundling/packaging of suites of tools and continuing the trend toward industry consolidation, especially by large EDA vendors.  As a relatively small company in the EDA industry offering a limited number of products, as compared to the large EDA vendors who offer products for the whole design flow, we have had to compete by creating leading technology and solutions, providing high levels of customer support, remaining flexible in licensing structure and payment terms and offering substantial discounts, all of which factors contributed to the decrease in our average selling prices.  Even though the semiconductor industry sales grew in 2004, there are concerns about excessive inventories, softening market demands and decreasing average selling prices which may result in a flat or negative growth for the semiconductor sales in 2005. Design starts for 180nm and below integrated circuits have increased and designers need tools that can solve their nanometer design problems.  However, we have not experienced any material changes in our customers’ purchasing behavior and continue to believe that our customers will continue to spend conservatively in fiscal 2005 with tight control on their research and development budgets.

Sources of Revenue

We derive all of our revenue from software licensing and maintenance fees.  To date, we have derived substantially all of our revenue from the licensing and support of HSIM.  To the extent we remain a stand-alone company, we do expect HSIM to continue to account for a majority of our revenue.  To the extent we remain a stand-alone company, we also expect our other products, CRITIC and HANEX together with the options of HSIMplus, to account for an increasing portion of our revenue.  Our software does not require customization and generally does not require on-site implementation services.  As a result, we have not generated a significant amount of professional service or consulting revenue.  We do not consider backlog to be a meaningful measure of future revenue because our customers can generally cancel orders without penalty.

Product Revenue — Perpetual Licenses

Historically, we have generated the majority of our total revenue from perpetual licenses.  As more customers have been purchasing time-based licenses, product revenue as a percent of total revenue and in absolute dollars has decreased and accounted for only 19.6% of our total revenue for the three months ended December 31, 2004 as compared to 30.9% of our total revenue for the three months ended December 31, 2003.  Perpetual license customers pay a one-time license fee and are entitled to use the software as long as they desire.  To receive support, periodic updates and new enhancements from us, perpetual license customers must purchase maintenance contracts.

Subscription Revenue — Time-Based Licenses

Our time-based licenses give the customer the right to use our software for a fixed period of time, typically one to three years, and include maintenance.  Time-based licenses can be renewed for one or more years.  At times, customers may also acquire additional licenses for a shorter term, typically multiples of one-month licenses, to be used when they reach certain stages of the design process in conjunction with their other time-based or perpetual licenses.  These shorter term licenses are sold primarily to help customers with their peak usage demands.  To date, revenue from these shorter term licenses has not been significant.  An increasing proportion of our total revenue is derived from time-based licenses, as more of our large customers initially subscribe to time-based licenses, renew their expired time-based licenses or subscribe to additional time-based licenses.  Time-based license revenue accounted for 56.9% of our total revenue for the three months ended December 31, 2004 as compared to 43.6% of our total revenue for the three months ended December 31, 2003.  In today’s challenging economic environment, some of the customers who had purchased perpetual licenses previously and new customers are also choosing to purchase time-based licenses due to their flexible licensing and payment terms.

Maintenance Revenue

Our perpetual license customers typically purchase maintenance contracts and renew them annually.  Customers who purchase maintenance receive support, updates and enhancements when we make them available to our general installed base.  To the extent we remain a stand-alone company, we anticipate that as an increasing proportion of our future licenses come from time-based licenses, maintenance revenue may decrease as a percent of total revenue.  Maintenance revenue may also fluctuate from quarter to quarter due to the timing of annual renewals.

Quarterly Fluctuations

We believe seasonal factors in our business may cause both the total revenue and each of its components to fluctuate from quarter to quarter.  These seasonal factors include patterns in the capital budgeting, purchasing cycles of our current and prospective customers, the mix between perpetual and time-based licenses, timing of the renewals of time-based licenses and maintenance, and payment terms which may impact the timing of revenue recognition.  During the three months ended March 31, 2003, we experienced a substantial change in customers’ purchasing behavior due to the prolonged economic downturn and concerns about their own financial stability.  Therefore, as a cost-cutting measure, customers either suspended or reduced their capital budgets dramatically, which adversely affected our revenue.  Consequently, total revenue and earnings were lower than expected for the quarter ended March 31, 2003.  In addition, more customers preferred to purchase time-based licenses due to their flexible licensing structure and payment terms.  As a result, we also experienced decreases in perpetual license purchases in fiscal 2004 as compared to fiscal 2003.  Further, commissions represent a significant portion of our sales force compensation, which is structured to encourage sales booking closures prior to fiscal year end.  As a result, we expect that sales efforts will intensify in the fourth fiscal quarter, which could result in our revenue being flat or slightly lower in the second and third quarters of the subsequent fiscal year.

Deferred Revenue

Time-based licenses and maintenance that are invoiced in advance and are either paid or due are included in deferred revenue and generally recognized ratably over the contract period on a straight line basis.  Deferred revenue also consists of deferred perpetual license fees for which all of the revenue recognition criteria have not been met.  Deferred revenue fluctuates depending on the timing of perpetual licenses meeting all the revenue recognition criteria, as well as the number, subscription period, payment term and timing of renewals of time-based licenses and maintenance contracts.  Deferred revenue expected to be recognized beyond one year from the balance sheet date is classified as long-term deferred revenue.

Operating Expenses

In the three months ended December 31, 2003 and 2004, legal fees and other expenses related to the State Court Action and Federal Court Actions, which are included within general and administrative expenses, were $2.9 million and $2.5 million, respectively.  In the event that the merger with Synopsys is not consummated, we expect the cost of the State Court Action and Federal Court Actions to increase as we continue to defend ourselves vigorously and the lawsuits move toward trial.  Additionally, in the event we were to continue as a stand-alone company, we also expect costs related to being a public company, such as directors’ and officers’ liability insurance, professional fees, particularly for the compliance of Sarbanes-Oxley Act 404, and various filing fees to increase our general and administrative expenses.

In fiscal 2004, we accrued bonuses of an aggregate of approximately $1.5 million earned by our employees for their services in fiscal 2004, all of which were paid by December 2004.  In fiscal 2003, we accrued bonuses of an aggregate of $900,000 earned by our employees for their services in fiscal 2003.  These bonuses were paid in December 2003.  There was no such accrual for the three months ended December 31, 2004.  In addition, our executive officers orally agreed that they would not receive their base salaries in fiscal 2002 and fiscal 2003.  In October 2003, our compensation committee of our board of directors reinstated the salaries of our executive officers and we paid base salaries of approximately $756,000 to these officers in fiscal 2004.  As a result of our varying significant bonus accruals and the foregone salaries in fiscal 2002 and fiscal 2003, our compensation expense in fiscal 2004 was not consistent with compensation expense in fiscal 2002 or fiscal 2003 and may not be indicative of future periods.

Stock-Based Compensation

We did not record any deferred stock-based compensation in the three months ended December 31, 2003 or 2004.  We have been amortizing stock-based compensation recorded previously over the vesting period of the related options, which is generally four years.  During the three months ended December 31, 2004 and 2003, we recognized aggregate stock-based compensation expense of approximately $99,000 and $224,000, respectively.

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

Sales Commission Accrual and Expenses

Sales commissions are earned and paid to our sales force for each order received, shipped and collected.  Based on our policies, we pay a portion of the sales commissions based on both bookings and collections and the commission rate varies depending on each salesperson’s ability to attain his or her annual quota.  Commission rates increase as the sales person achieves a certain percentage of his or her annual quota.  We determine an estimated average annual commission rate during the first three fiscal quarters for purposes of accruing commissions.  We adjust the balance of the commission accrual and the actual commission expense at the end of each fiscal year based on each sales person’s actual commission rates.

Contingent Liabilities

We are subject to several legal proceedings and claims, the outcomes of which are subject to significant uncertainty.  Statement of Financial Accounting Standards (“SFAS”) No. 5, Accounting for Contingencies, requires that an estimated loss from a loss contingency should be accrued by a charge to income if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably evaluated, taking into account the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss, among other factors.  Changes in these factors could materially impact our financial position or our results of operations.  We regularly evaluate current information available to us to determine whether such accruals should be recorded.

Upon the closing of the merger, our officers, directors and employees who are defendants in the State Court Action will make settlement payments to Synopsys in the aggregate amount of $61.6 million and will not exercise options to purchase our common stock valued at approximately $5.9 million (based on a value of $7.00 per share of our common stock).  Although the settlement payments are being made by these individuals and they will not be reimbursed by us, the settlement is deemed to be an expense in accordance with Staff Accounting Bulletin Topic 5-T, “Accounting for Expenses or Liabilities Paid by Principal Stockholders,” because we are a defendant in the State Court Action.  As a result, we recorded a litigation settlement charge of approximately $67.5 million in the three months and fiscal year ended September 30,

2004.  This settlement charge excludes legal fees, which are recorded within general and administrative expenses.

In July 2004, we and certain of our officers and directors were named in a securities class action lawsuit filed in the United States District Court for the Northern District of California.  The complaint asserts claims against our company, Sang S. Wang, An-Chang Deng, Tammy Shu-Hua Liu and Yen-Son Huang on behalf of a putative class of persons who purchased our stock between December 13, 2001 and June 11, 2004.  A second class action was filed on September 9, 2004 in the United States District Court for the Northern District of California.  On September 27, 2004, one plaintiff moved for lead plaintiff status in the first filed class action.  These two cases were consolidated on October 7, 2004.  On November 4, 2004, the judge granted the motion of NECA-IBEW Pension Fund for appointment as lead plaintiff.  In late January 2005, we reached an agreement in principle to resolve the class action lawsuits filed against us and certain of our officers and directors in July and September of 2004 for a payment to the class of $9.0 million.  The settlement is subject to preliminary and final approval of the Court.   As a result of the proposed settlement, we recorded a litigation settlement charge of $9.0 million in the three months ended December 31, 2004.

Results of Operations

The following table sets forth the results of our operations expressed as a percent of total revenue.  Our historical operating results are not necessarily indicative of the results for any future period.

	Three Months Ended December 31,
	2004	2003

Revenue:
Product	19.6%	30.9%
Subscription	56.9	43.6
Maintenance	23.5	25.5
Total revenue	100.0	100.0
Cost of revenue:
Product	0.3	1.0
Subscription	1.5	1.1
Maintenance	3.3	2.3
Total cost of revenue	5.1	4.4
Gross profit	94.9	95.6
Operating expenses:
Research and development	19.1	20.9
Sales and marketing	25.0	27.5
General and administrative	36.0	38.8
Litigation settlement	79.9	—
Stock-based compensation	0.9	2.3
Total operating expenses	160.9	89.5
Income (loss) from operations	(66.0)	6.1
Interest income	3.5	2.4
Other income (expense), net	(0.2)	(0.1)
Income (loss) before taxes	(62.7)	8.4
Benefits (provision) for taxes	0.8	(2.5)
Net income (loss)	(61.9% )	5.9%

Revenue

Total Revenue.  Our revenue consists of product, subscription and maintenance revenue.  Total revenue increased by 15.8%, or $1.5 million, to $11.3 million in the three months ended December 31, 2004 from $9.7 million for the three months ended December 31, 2003.  This increase was primarily attributable to an increase in our end user base, resulting in substantial growth in subscription and maintenance revenue, partially offset by decreases in perpetual license sales.

Revenue from sales outside of North America accounted for 37.0% and 40.2% of total revenue for the three months ended December 31, 2004 and 2003, respectively.  Revenue from Japan was 17.4% and 17.8% of our total revenue in the three months ended December 31, 2004 and 2003, respectively.  No other country outside North America accounted for more than 10% of our total revenue in either of these periods.

Marubeni Solutions, our exclusive distributor for Japan, accounted for approximately 17.4% and 17.8% of our total revenue for the three months ended December 31, 2004 and 2003, respectively.  Micron Technology, Inc. accounted for 12.0% of our total revenue for the three months ended December 31, 2003.  No other direct customer or distributor accounted for more than 10% of our total revenue during either of these periods.

Deferred revenue includes perpetual license fees for which all of the revenue recognition criteria has not been met, time-based license fees that have been invoiced and have been either collected or are due for which we generally recognize revenue ratably over the term of the license period, and maintenance fees on perpetual licenses for which we also generally recognize revenue ratably over the term of the maintenance period.  Our deferred revenue increased slightly to $10.7 million as of December 31, 2004 from $10.6 million as of September 30, 2004 and decreased from $11.3 million as of December 31, 2003.  The decrease in deferred revenue was primarily attributable to decreases in deferred time-based license revenue, partially offset by increases in deferred perpetual license and maintenance revenue.

Product Revenue.  Product revenue decreased by 26.5%, or $796,000, to $2.2 million for the three months ended December 31, 2004 from $3.0 million for the three months ended December 31, 2003.  The decrease was primarily due to more customers, particularly major accounts, purchasing time-based licenses as compared to perpetual licenses and lower customer demand due to tighter budgets in a prolonged economic downturn.  As a result, product revenue as a percent of total revenue decreased to 19.6% for the three months ended December 31, 2004 from 30.9% for the three months ended December 31, 2003.

Subscription Revenue.  Subscription revenue increased by 51.2%, or $2.2 million, to $6.5 million for the three months ended December 31, 2004 from $4.2 million for the three months ended December 31, 2003.  This increase was primarily due to new customers purchasing time-based licenses, as well as existing customers purchasing additional time-based licenses and renewing their expired time-based licenses.  As a percent of total revenue, subscription revenue rose to 56.9% for the three months ended December 31, 2004 from 43.6% for the three months ended December 31, 2003.

Maintenance Revenue.  Maintenance revenue increased by 6.4%, or $160,000, to $2.6 million for the three months ended December 31, 2004 from $2.5 million for the three months ended December 31, 2003.  The increase in maintenance revenue was due to the increase in the number of perpetual licenses in the installed base.  As a percent of total revenue, maintenance revenue decreased to 23.5% for the three months ended December 31, 2004 from 25.5% for the three months ended December 31, 2003.  If maintenance revenue increases as a percent of total revenue, our gross profit as a percent of total revenue, or gross margin, may decrease because of lower margins on maintenance revenue due to incremental maintenance support costs.

Cost of Revenue

Cost of Product Revenue.  Cost of product revenue consists primarily of royalties due from us to third-parties under original equipment manufacturer arrangements.  We incur only minimal costs to deliver our software as the product and documentation are primarily sent electronically.  Our cost of product revenue decreased by 63.7%, or $58,000, to $33,000 for the three months ended December 31, 2004 from $91,000 for the three months ended December 31, 2003 due to a decrease in the sublicensing of third-party products.  As a percent of total revenue, the cost of product revenue decreased to 0.3% for the three months ended December 31, 2004 from 1.0% for the three months ended December 31, 2003.  We expect the cost of product revenue as a percent of total revenue to vary based on the level of sales of third-party products.

Cost of Subscription Revenue.  Cost of subscription revenue consists primarily of personnel and allocated overhead expenses for support of time-based licenses and royalties related to the sublicensing of third-party software in time-based licenses.  Our cost of subscription revenue increased by 60.0%, or $63,000, to $168,000 for the three months ended December 31, 2004 from $105,000 for the three months ended December 31, 2003.  The increase in cost of subscription revenue was primarily due to the increase in personnel and other costs associated with the support of a larger number of time-based licenses.  As a percent of total revenue, the cost of subscription revenue increased slightly to 1.5% for the three months ended December 31, 2004 from 1.1% for the three months ended December 31, 2003.

Cost of Maintenance Revenue.  Cost of maintenance revenue consists primarily of personnel and other expenses related to providing maintenance support to our customers who purchase perpetual licenses.  Our cost of maintenance revenue increased by 66.8%, or $151,000, to $377,000 for the three months ended December 31, 2004 from $226,000 for the three months ended December 31, 2003.  The increase in cost of maintenance revenue was primarily due to increased costs of dedicated support personnel to provide support to a growing installed user base.  As a percent of total revenue, the cost of maintenance revenue increased to 3.3% for the three months ended December 31, 2004 from 2.3% for the three months ended December 31, 2003.

Operating Expenses

Research and Development.  Research and development expenses consist of engineering costs to develop new products, such as LEXSIM, CRITIC and HANEX, enhance existing products, such as the release of HSIMplus platform in April 2004, and perform quality assurance activities.  Our research and development expenses increased by 5.9%, or $119,000, to $2.2 million for the three months ended December 31, 2004 from $2.0 million for the three months ended December 31, 2003.  As a percent of total revenue, research and development expenses decreased to 19.1% in the three months ended December 31, 2004 from 20.9% in the three months ended December 31, 2003.  The increases in research and development expenses were primarily due to the hiring of additional research and development personnel.  Research and development headcount increased to 53 at December 31, 2004 from 46 at December 31, 2003.

Sales and Marketing.  Sales and marketing expenses consist primarily of salaries, commissions, travel, promotional and advertising costs.  Our sales and marketing expenses increased by 5.1%, or $136,000, to $2.8 million for the three months ended December 31, 2004 from $2.7 million for the three months ended December 31, 2003.  The increase in sales and marketing expenses in absolute dollars was primarily due to increase in sales commissions. As a percent of total revenue, sales and marketing expenses decreased to 25.0% in the three months ended December 31, 2004 from 27.5% in the three months ended December 31, 2003.    Sales and marketing headcount increased from 48 at December 31, 2003 to 49 at December 31, 2004.

General and Administrative.  General and administrative expenses represent corporate, finance, human resource, administrative, legal and consulting expenses.  Our general and administrative expenses increased by 7.6%, or $285,000, to $4.1 million for the three months ended December 31, 2004 from $3.8 million for the three months ended December 31, 2003.  As a percent of total revenue, general and administrative expenses decreased to 36.0% for the three months ended December 31, 2004 from 38.8% for the three months ended December 31, 2003.  The increase in general and administrative expenses was primarily due to legal fees related our litigation with Synopsys.  Legal fees related to our litigation with Synopsys increased by 5.7%, or $166,000, to $3.1 million for the three months ended December 31, 2004 from $2.9 million for the three months ended December 31, 2003.  General and administrative headcount increased to 13 at December 31, 2004 from 12 at December 31, 2003.  In addition, in the event the merger with Synopsys is not consummated, we expect the cost of the State Court Action and Federal Court Actions to increase as we continue to defend ourselves vigorously and the lawsuits move toward trial.

Litigation Settlement. Litigation settlement was $9.0 million for the three months ended December 31, 2004 as a result of a proposed settlement of a class action lawsuit discussed in the section captioned Contingent Liabilities above.  There was no litigation settlement recorded for the three months ended December 31, 2003.

Stock-Based Compensation.  Stock-based compensation expense decreased by 55.8%, or $125,000, to $99,000 for the three months ended December 31, 2004 as compared to $224,000 for the three months ended December 31, 2003.  As a percent of total revenue, stock-based compensation expense decreased to 0.9% for the three months ended December 31, 2004 from 2.3% for the three months ended December 31, 2003.

Interest Income

Interest income increased by 67.4%, or $159,000, to $395,000 for the three months ended December 31, 2004 from $236,000 for the three months ended December 31, 2003.  Due to profitability and positive cash flow, cash and investment balances increased in the 12 month period ended December 31, 2004, and with an increase in interest rates, resulted in increased interest income.  As a percent of total revenue, interest income increased to 3.5% for the three months ended December 31, 2004 from 2.4% for the three months ended December 31, 2003.

Other Expense, Net

Our other expense, net remained relatively small and was immaterial for the three months ended December 31, 2004 and 2003.

Liquidity and Capital Resources

As of December 31, 2004, we had cash, cash equivalents and short-term investments of $101.0 million and working capital of $13.7 million.

Net cash used in operating activities was $1.3 million for the three months ended December 31, 2004, which resulted primarily from net loss and increases in deferred income taxes and accounts receivable, partially offset by an accrual for litigation settlement.   Net cash provided by operating activities was

$2.2 million for the three months ended December 31, 2003, which resulted primarily from net income and increases in accounts payable and deferred revenue, partially offset by a decrease in accrued liabilities.

Net cash used in investing activities was $1.9 million for the three months ended December 31, 2004, due to the purchase of investment securities with maturities of 91 days to one year, offset partially by proceeds from maturity of investments.  Net cash provided by investing activities was $149,000 for the three months ended December 31, 2003.

Net cash provided by financing activities was $921,000 for the three months ended December 31, 2004, and $759,000 for the three months ended December 31, 2003, consisting primarily of proceeds generated by stock option exercises and the employee stock purchase plan during the periods.

Capital expenditures were approximately $44,000 for the three months ended December 31, 2004 and $38,000 for the three months ended December 31, 2003.  Our capital expenditures consisted of purchases of computer equipment, software and office furniture and fixtures.

As of December 31, 2004, we had no borrowings, lines of credit, outstanding equipment leases or lease lines.

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

Lease Commitments

We lease our facilities under various noncancelable operating leases.  In December 2002, we entered into a three-year operating lease for our current headquarters located in Santa Clara, California, which began in February 2003 and will expire in March 2006.  These noncancelable operating leases began expiring in October 2003.  Rent expense was $784,000 in fiscal 2003 and $742,000 in fiscal 2004.  As of September 30, 2004, the aggregate future noncancelable minimum rentals or operating leases are as follows (in thousands):

Year Ending September 30,
2005	$603
2006	252
$855

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

On December 16, 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised in 2004), Share-Based Payment (“SFAS 123R”).  SFAS 123R eliminates the alternative of applying the intrinsic value measurement provisions of Opinion 25 to stock compensation awards issued to employees.  Rather, the new standard requires enterprises to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.  That cost will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

We have not yet quantified the effects of the adoption of SFAS 123R, but we expect that the new standard may result in significant stock-based compensation expense.  The pro forma effects on net income and earnings per share if we had applied the fair value recognition provisions of original SFAS 123 on stock compensation awards (rather than applying the intrinsic value measurement provisions of Opinion 25) are disclosed on page 10.  Although such pro forma effects of applying original SFAS 123 may be indicative of the effects of adopting SFAS 123R, the provisions of these two statements differ in some important respects.  The actual effects of adopting SFAS 123R will be dependent on numerous factors including, but not limited to, the valuation model chosen by us to value stock-based awards; the assumed award forfeiture rate; the accounting policies adopted concerning the method of recognizing the fair value of awards over the requisite service period; and the transition method (as described below) chosen for adopting SFAS 123R.

SFAS 123R will be effective for our fiscal quarter beginning July 1, 2005, and requires the use of the modified prospective application method.  Under this method SFAS 123R is applied to new awards and to awards modified, repurchased or cancelled after the effective date.  Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (such as unvested options) that are outstanding as of the date of adoption will be recognized as the remaining requisite services are rendered.  The compensation cost relating to unvested awards at the date of adoption will be based on the grant-date fair value of those awards as calculated for pro forma disclosures under the original SFAS123.  In addition, companies may use the modified retrospective application method.  This method may be applied to all prior years for which the original SFAS 123 was effective or only to prior interim periods in the year of initial adoption.  If the modified retrospective application method is applied, financial statements for prior periods will be adjusted to give effect to the fair-value-based method of accounting for awards on a consistent basis with the pro forma disclosures required for those periods under the original SFAS 123.

Factors Affecting Future Results

Risks Related to the Merger

The announcement of our merger with Synopsys may have a negative impact on our business.

We executed an agreement of merger dated as of November 30, 2004 providing for our acquisition by Synopsys subject to the satisfaction or waiver of the conditions set forth therein.  Under the terms of the agreement, upon the completion of the merger, each outstanding share of our common stock will be converted into the right to receive $7.00 in cash.  The announcement and pendency of the merger may have a negative impact on our ability to sell our products and attract new customers and may impact our future revenue.  Uncertainty created by the announcement of the merger may cause some customers to delay their purchase decisions until the closing of the merger or alter their purchase decisions, which could cause our financial results to be significantly below the expectations of market analysts.  Our results of operations have been negatively affected by a $67.5 million non-cash expense reflecting the settlement payments to be made by the individual defendants upon closing of the merger.  Our results of operations have been and will continue to be adversely affected by increased legal and professional fees related to the merger.  The merger may also have a negative impact on our ability to retain employees and existing customers and maintain strategic relationships.

The merger is subject to approval by various regulatory agencies, and there can be no assurance that the merger will be successfully completed.  The Federal Trade Commission has requested additional information and documentary material in connection with its review of the proposed merger, which will result in an extension of the waiting period under the HSR Act.  In the event that the merger is not successfully completed, our results of operations and common stock price would be materially adversely affected.

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

We have agreed we will not solicit or encourage the initiation of inquiries regarding any acquisition proposals by third parties, or take other actions with respect to such proposals that are prohibited by the merger agreement.  Under specified circumstances, we may be required to pay Synopsys a termination fee of up to $6 million.  These restrictions may discourage other companies from entering into a merger or other business combination with us which might otherwise benefit our stockholders.  Further, if the merger is terminated and our board of directors determines to seek another merger or business combination, we may not be able to find a merger partner.  Any other merger partner may not be willing to pay an equivalent, higher or more attractive merger consideration than that which is proposed to be paid by Synopsys in the merger.

We are currently a defendant in two lawsuits filed in connection with the announcement of our proposed merger with Synopsys.  The prosecution of these lawsuits could have a substantial negative impact on our business.  Should we not prevail, the proposed merger may be enjoined.

On December 1, 2004, we and certain of our officers and directors were named in a class action complaint filed against us and certain of our officers and directors in the Court of Chancery of the State of Delaware.  This complaint, brought by Robert Israel, alleges that defendants entered into the merger agreement with Synopsys for inadequate consideration.  The complaint also alleges that the merger agreement was an unlawful plan to shield our board of directors and certain members of our management from liability to Synopsys in the State Court Action and Federal Court Actions, and to shield them from liability to our company for claims asserted by the plaintiff in the pending derivative action.  Plaintiff seeks to enjoin the proposed merger, or alternatively seeks damages if the proposed merger is consummated.  The parties stipulated to stay this case, and therefore any response by defendants to the complaint will now be due upon plaintiff’s counsel giving two weeks notice to defendants of plaintiff’s request that defendants respond to the complaint.  On January 6, 2005, the Judge signed the order staying the case, subject to the same reporting obligations in the pending derivative case.  The case is still in the preliminary stages, and it is not possible for us to quantify the impact, if any, on our company.  An unfavorable outcome in this case could have a material adverse effect on our business, financial condition, results of operations and cash flow and our ability to complete the proposed merger.  In addition, the expense of defending any litigation may be costly and divert management’s attention from the day to day operations of our business.

On December 3, 2004, we and certain of our officers and directors were named in a complaint filed in the Superior Court of California, Santa Clara County.  The complaint is a purported stockholder class action brought by Frank A. Lettieri arising out of defendants’ conduct in selling our company to Synopsys at an allegedly inadequate and unfair price.  The plaintiffs allege that the defendants arrived at an unfair price so that at least two of its directors could avoid or significantly reduce their exposure in a pending lawsuit.  The plaintiffs allege that as a result of this conduct, defendants breached fiduciary duties.  The plaintiffs allege that the defendants structured the terms of the proposed merger to fit the needs of Synopsys, instead of seeking to obtain the highest price reasonably available to us.  The complaint seeks an injunction of the acquisition, and the implementation of a procedure to ensure the highest possible price for stockholders.  The complaint also seeks to direct the individual defendants to exercise their fiduciary duties to obtain a transaction in the best interest of the stockholders at the highest price.  The complaint seeks to rescind the merger agreement and to impose a constructive trust upon any benefits improperly received by defendants as a result of improper conduct.  The parties filed a stipulation on January 20, 2005 extending the time for defendants to respond to the complaint until March 4, 2005.  The case is in the preliminary stages, and it is not possible for us to quantify the impact, if any, on our company.  An unfavorable outcome in this case could have a material adverse effect on our business, financial condition, results of operations and cash flow and our ability to complete the proposed merger.  In addition, the expense of defending any litigation may be costly and divert our attention from the day to day operations of our business.

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

We rely on additional perpetual and time-based license revenue from our existing customers, as well as annual maintenance renewals for our perpetual licenses and renewals of our time-based licenses when they expire.  Even if we are successful in generating revenue from our software to new customers, we would experience a substantial decline in revenue if our existing customers do not purchase additional licenses of our software or renew their expired time-based licenses or annual maintenance for perpetual licenses.  Since fiscal 2002, our revenue from perpetual licenses as a percent of total revenue has continued to decrease as a result of more customers’ preference to purchase time-based licenses and lower demand and average selling prices due to much tighter budgets.  Revenue from time-based licenses and maintenance has increased steadily over the last three fiscal years and, in the event the merger is not completed, we expect it to continue to increase.  For instance, for the three months ended December 31, 2004, 80.4% of our total revenue was derived from time-based licenses and maintenance as compared to 69.1% for the three months ended December 31, 2003.  As more of our revenue is attributable to time-based licenses, our revenue could decline materially if our customers do not renew their existing time-based licenses or purchase additional time-based licenses.

We are currently a defendant in three lawsuits brought by Synopsys and two other lawsuits brought by shareholders.  The prosecution of these lawsuits could have a substantial negative impact on our business.  Should Synopsys prevail, we may be required to pay substantial monetary damages or be prevented from selling our software.  We may also be required to pay substantial damages to settle the two shareholders’ lawsuits.

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

In February 2000, Synopsys filed a complaint in the Superior Court of the State of California in the County of Santa Clara (Case No. CV787950) against us and Dr. Deng, our President.  The State Court Action complaint alleged breach of contract, breach of fiduciary trust, diversion of corporate opportunity and constructive trust.  In September 2001, Synopsys filed its second amended complaint, which added claims of inducing/aiding and abetting breach of fiduciary duty, including/aiding and abetting diversion of corporate opportunity, misappropriation of trade secrets, civil conspiracy, breach of confidence and unfair competition, and added as individual defendants Dr. Wang and our four other founders.  In September 2002, Synopsys filed a supplemental second amended complaint that contained supplemental allegations but added no new claims or parties.  In January 2003, the discovery referee issued orders creating rebuttable presumptions in favor of Synopsys on certain evidentiary issues to sanction us for erasure of certain computer files requested in discovery by Synopsys.  These rulings meant that we must prove at trial that we did not take or use Synopsys’ source code or other confidential information, rather than the usual requirement that Synopsys provide such proof in the first instance.  We filed a motion for reconsideration of this order and in March 2003, the court denied our motion, concluding that it was barred on procedural grounds.  In January 2003, Synopsys filed a third amended complaint, which contained supplemental allegations but added no new claims or parties.  We have filed an answer denying Synopsys’ allegations.  In August 2003, Synopsys filed several motions for terminating sanctions against us, which were heard in January 2004.  In June 2004, the Court ruled on Synopsys’ motions for terminating sanctions.  The Discovery Referee vacated the orders of January 2003 that created the rebuttable presumptions in favor of Synopsys, but issued new orders.  These orders limit our defenses regarding the timing and the development of the initial HSIM source code and the evidence that we and the remaining individual defendants can present at trial.  For purposes of trial, among other things, the orders established as facts that: (i) the first 60,000 lines of source code of HSIM and all the ideas and concepts reflected therein, to the extent they were not publicly known, were copied or derived from Synopsys’ source code or other Synopsys’ materials while the individual defendants were employed by Synopsys and (ii) we and the individual defendants acted in concert to intentionally alter, destroy, lose or misplace items requested in discovery and conceal evidence.  These orders also struck the answer of one individual defendant, Jeh-Fu Tuan.  The Discovery Referee denied Synopsys’ request to strike our answers and the answers of the remaining individual defendants.  In August 2004, we filed a writ petition in the California Court of Appeal, Sixth Appellate District in San Jose, seeking to overturn these orders.  In October 2004, the Superior Court vacated the previously set January 2005 trial date and stayed all trial proceedings pending final determination of the writ proceedings.  Synopsys has requested unspecified damages of at least $25 million, an injunction, a constructive trust on unspecified intellectual property belonging to us and other relief.  Further, in September 2003, Synopsys notified us that it reserves the right to seek up to $80 million in punitive damages with respect to claims for which punitive damages are allowed under California Civil Code Section 3294, and up to $50 million in punitive damages with respect to the trade secret claims under California Civil Code Section 3426.3(c).  On December 14, 2004, the Court of Appeal stayed the case in its entirety pending approval of the proposed merger discussed below.

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

Activity on several other summary judgment motions has been suspended because the court stayed the federal litigation.  In November 2002, Synopsys filed three motions for summary judgment.  The first motion asked the court to enter judgment before trial that our products infringe the 053 Patent.  The second motion asked the court to rule before trial against us on our defense that the 053 Patent is unenforceable because Synopsys committed inequitable conduct in obtaining the patent.  We submitted oppositions to both of these motions.  Synopsys’ third motion asked the court to rule before trial against us on our remaining antitrust counterclaims.  Because of the court’s prior rulings against us on our other antitrust counterclaims, we did not oppose this motion.  In November 2002, we also filed a summary judgment motion, which asked the court to enter judgment before trial that our products do not infringe the 053 Patent.  Synopsys opposed this motion.  The court issued its order staying the federal litigation before the parties’ reply briefs were due.  On December 7, 2004, the court stayed the case in its entirety pending approval of the proposed merger discussed below.

In June 2003, Synopsys filed a second complaint in the United States District Court, Northern District of California, San Francisco Division (Case No. C03-2664 RS) against us, alleging that our products, including but not limited to HSIM and HANEX software products, infringe Synopsys U.S. Patent No. 6,249,898 entitled “Methods and Systems for Reliability Analysis of CMOS VLSI Circuits Based on Stage Partitioning and Node Activities” (the “898 Patent”).  In July 2003, we filed an answer denying that we infringe the 898 Patent and asserting as defenses that the 898 Patent is invalid and unenforceable.  We also brought a declaratory judgment counterclaim seeking judgment that the 898 Patent is not infringed by us and that the 898 Patent is invalid and unenforceable.  In August 2003, Synopsys filed a motion to dismiss these defenses and counterclaims on the ground that we are barred from contesting the validity and enforceability of the 898 Patent based on the doctrine of assignor estoppel.  Synopsys’ motion also sought to strike our defenses of laches, patent misuse and unclean hands on the ground that we had not pleaded them with sufficient particularity.  We opposed Synopsys’ motions. In October 2003, the court denied Synopsys’ motion to dismiss and strike the invalidity and unenforceability defenses and counterclaims and granted Synopsys’ motion to strike the laches, patent misuse and unclean hands defenses with leave to amend the pleadings.  In March 2004, Synopsys filed a motion for partial summary judgment on the ground that we are barred from contesting the validity and enforceability of the 898 Patent based on the doctrine of assignor estoppel.  In

April 2004, the court ruled that we are barred under the doctrine of assignor estoppel from asserting the 898 Patent is invalid or unenforceable by virtue of pre-assignment inequitable conduct.  The court issued a ruling construing the claims of the 898 Patent in July 2004.  The court has set the case for trial beginning on April 25, 2005.  On December 7, 2004, the court stayed the case in its entirety pending approval of the proposed merger discussed below.

We entered into an agreement of merger dated as of November 30, 2004 with Synopsys and North Acquisition Sub, Inc., a Delaware corporation and wholly owned subsidiary of Synopsys (“Merger Sub”), pursuant to which, subject to satisfaction or waiver of the conditions therein, Merger Sub will merge with and into our company and we will become a wholly owned subsidiary of Synopsys.  Subject to the consummation of the merger, Synopsys, our company and certain employees, officers and directors of our company, as applicable, have agreed to settle the State Court Action and Federal Court Actions.  In connection with the merger agreement, the parties have submitted stipulations in the State Court Action and Federal Court Actions to toll the proceedings pending the consummation of the merger.  Pursuant to the tolling agreements, we, Synopsys and the individual defendants have agreed not to take further action with respect to the State Court Action and the Federal Court Actions during the period prior to the closing of the proposed merger.  In the event that the proposed merger did not occur and the merger agreements were terminated, we, Synopsys and the individual defendants would no longer have any obligation to settle the State Court Action or the Federal Court Actions.  We expect that if the merger did not occur and the merger agreement was terminated, that a period of time would be necessary for the applicable Courts to reschedule various hearings and trials and that there would be a substantial delay from the original trial dates.  Although we continue to believe that we have meritorious defenses if the parties were to proceed with the State Court Action and the Federal Court Actions, we cannot provide any assurance that we will prevail or that our defenses or our ability to achieve a desirable outcome will not be affected by the proposed merger and related events.  See Note 9 of the notes to our condensed consolidated financial statements.  On December 7, 2004, the court stayed the case in its entirety pending approval of the proposed merger discussed below.  As noted above, the State Court Action and Federal Court Actions have now been stayed in their entirety pending approval of the proposed merger.

In July 2004, we and certain of our officers and directors were named in a securities class action lawsuit filed in the United States District Court for the Northern District of California.  The complaint asserts claims against our company, Sang S. Wang, An-Chang Deng, Tammy Shu-Hua Liu and Yen-Son Huang on behalf of a putative class of persons who purchased our stock between December 13, 2001 and June 11, 2004.  The class action alleges that the named defendants violated certain provisions of the Securities Exchange Act of 1934 by making materially false and misleading representations in press releases and financial statements filed with the SEC relating to our financial results.  The complaint’s allegations derive largely from allegations contained in the State Court Action, and derive from allegations contained in the complaint concerning the 053 Patent.  A second class action was filed on September 9, 2004 in the United States District Court for the Northern District of California.  On September 27, 2004, one plaintiff moved for lead plaintiff status in the first filed class action.  These two cases were consolidated on October 7, 2004.  On November 4, 2004, the judge granted the motion of NECA-IBEW Pension Fund for appointment as lead plaintiff.  In late January 2005, the parties reached an agreement in principle to resolve this matter for a payment to the class in the amount of $9.0 million.  The settlement is subject to preliminary and final approval by the court.  See also Note 7 of our condensed consolidated financial statements.

On August 16, 2004, a purported derivative complaint was filed against us and our directors in the Court of Chancery of the State of Delaware.  This complaint alleged that the board of directors breached its fiduciary duty by failing to appoint a special committee to investigate the claims asserted in the Synopsys litigation and by allowing two directors to destroy evidence in the State Court Action.  The complaint also alleges that the board of directors breached its fiduciary duty by allowing our company to go public with the knowledge of the alleged trade secret misappropriation and by causing the issuance of allegedly false public statements regarding our financial condition on account of this alleged misappropriation.  The complaint seeks equitable relief and an unspecified amount of damages on behalf of our company.  On October 15, 2004, the defendants filed a motion to Dismiss or Stay on the grounds that the case is not ripe for adjudication and also filed a Motion for Protective Order Staying Discovery.  On December 3, 2004, plaintiff filed oppositions to these motions.  On January 5, 2005, the parties stipulated to stay this matter until such time as plaintiff’s counsel provides two weeks notice to defendants that the stay will be lifted.  The Judge signed the order staying the case on January 5, 2005 and conditioned the stay on the parties providing status reports to the court on a quarterly basis.  The case is still in the preliminary stages, and it is not possible for us to quantify the impact, if any, on our company.  An unfavorable outcome in this case could have a material adverse effect on our business, financial condition, results of operations and cash flow.  In addition, the expense of defending any litigation may be costly and divert management’s attention from the day to day operations of our business.

If semiconductor design and manufacturing companies experience recession or other conditions which impact their operating budgets, they may delay or cancel purchases of our software, which would reduce our revenues and cause our business to suffer.

The primary customers for our software are semiconductor design and manufacturing companies.  Any significant downturn in our customers’ markets, or domestic and global conditions, which result in the reduction of research and development budgets or the delay of software purchases, would likely result in a decline in demand for our software and services and could harm our business.  From early 2000 until 2004, the semiconductor industry experienced a substantial decline in order volume and revenue.  Even though the semiconductor industry had good sales growth in 2004, there are concerns about excessive inventories, eroded market demands and decreasing average selling prices which may result in a flat or negative growth for the semiconductor sales in 2005. This could result in our customers delaying or canceling the purchase of our software.  Any of these occurrences could have a significant impact on our operating results, revenues and costs and may cause the market price of our common stock to decline or become more volatile.  For example, we experienced a substantial change in customers’ purchasing behavior during the three months ended March 31, 2003 due to the prolonged economic downturn and concerns for their own financial stability.  Consequently, as a cost-cutting measure, customers either suspended or reduced their capital budgets dramatically, which adversely affected our revenue.  In addition, we were unable to meet revenue and earnings expectations for the quarter ended March 31, 2003 and had to lower our revenue and earnings guidance for the quarter ended June 30, 2003 and fiscal 2003.  As a result, the market price of our common stock was negatively impacted.

In addition, the markets for semiconductor products are cyclical.  For example, in recent years certain Asian countries have experienced significant economic difficulties, including currency devaluation and instability, business failures and a depressed business environment.  More recently, certain Asian countries have also experience difficulties from concerns about and the impact of closures due to SARS.  These difficulties have triggered a significant downturn in the semiconductor market, resulting in reduced budgets for semiconductor design tools, which, in turn, has negatively impacted us.  We cannot predict what impact the recent prolonged economic slowdown and in particular, the semiconductor industry will have on our business, but it may result in fewer purchases of licenses of our software, substitution to our lower priced configurations by customers who previously licensed our higher priced configurations or nonrenewal of time-based licenses or maintenance.

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

Purchases of licenses of our software are largely dependent upon the commencement of new design projects by semiconductor manufacturers and their customers, the number of design engineers and the increasing complexity of designs.  Since late 2000, the semiconductor industry has experienced a sharp decline in orders and revenue and many companies have reduced the number of design engineers and/or design projects.  The outlook for the electronics industry is uncertain and we cannot predict whether the current slow recovery will continue or the downturn will return.  Many semiconductor manufacturers and vendors of products incorporating semiconductors had announced earnings shortfalls and employee layoffs.

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

Our future success depends in part on our ability to enhance our existing products and achieve market acceptance of new, innovative products and technologies.  Our software and technologies are complex and to successfully implement our business strategy and manage our business, an in depth understanding of circuit design and the physical behavior of complex nanometer-scale semiconductors is required.  Furthermore, uncertainty created by the announcement of the merger may adversely impact our ability to retain employees in spite of the employee retention bonus plan we implemented in connection with the merger agreement.  We do not have long-term employment agreements with any officers or employees and the loss of the services of any of our key employees could adversely affect our business and slow our product development process.  We do not maintain key person life insurance on any of our employees.

If we do not continue to expand our sales force and customer service and support organization, our revenue may not grow.

Approximately 76.4% and 69.6% of our total revenue for the three months ended December 31, 2004 and 2003, respectively, was from our direct sales efforts.  Our software requires sophisticated sales efforts by experienced and knowledgeable personnel.  Competition for these individuals is intense due to the limited number of people available with the necessary sales experience and technical understanding of electronic design automation products.  Hiring customer service and support personnel is also very competitive in our industry due to the limited number of people available with the necessary technical skills.  Furthermore, uncertainty created by the announcement of the merger may adversely impact our ability to retain employees in spite of the employee retention bonus plan we implemented in connection with the merger agreement.  Our sales and support staff consisted of 46 persons as of December 31, 2004.  If we are unable to successfully train and integrate sales and support personnel and continue to identify, hire, train and retain new qualified individuals, our revenue may not grow.

If we are unable to attract and retain qualified research and development personnel, our business will suffer.

There are a limited number of qualified software engineer and research and development personnel with the necessary experience and understanding of complex nanometer-scale semiconductor design products in the San Francisco Bay Area, where our primary facility is located.  The scarcity of qualified persons may cause us to incur higher salary costs or require us to provide larger stock option grants.  We have a small research and development facility in Taiwan, out of which five of our engineers currently operate, to broaden the pool of software engineers from which we can recruit.  We cannot assure you that this strategy will help us satisfy our need for qualified personnel.  In addition, uncertainty created by the announcement of the merger may adversely impact our ability to retain our research and development personnel.  Further, we may encounter other difficulties with managing geographically separate research and development activities.  If we fail to attract, motivate and retain engineers and research and development personnel, we may be unable to develop or enhance our software, meet the demands of our customers in a timely manner or remain competitive and our business would suffer.

Because we rely on distributors for a large portion of our revenue, our revenue could decline if our existing distributors do not continue to purchase software licenses from us or represent us in those markets.

A majority of our sales outside North America and Europe are conducted through distributors.  Sales by our distributors accounted for approximately 23.6% and 30.4% of our total revenue in the three months ended December 31, 2004 and 2003, respectively.  We rely on Marubeni Solutions as the exclusive distributor of our software in Japan.  Sales to Marubeni Solutions accounted for 17.4% and 17.8% of our total revenue in the three months ended December 31, 2004 and 2003, respectively.  We cannot be certain that we will be able to attract distributors that market our software effectively or provide timely and cost effective user support and service.  Further, our agreements with our distributors do not obligate the distributor to purchase any amount of licenses of our software or sell licenses of our software.  Consequently, one or more of our distributors may not continue to represent our software or devote a sufficient amount of effort and resources to selling our licenses of software in their territories.  We may from time to time be forced to terminate relationships with distributors who do not maintain an appropriate level of sales.  We may also decide to sell our software in a particular territory directly and terminate relationships with a particular distributor.  As a result, our sales in a given territory may decrease substantially or cease until a suitable replacement distributor can be found or we are able to establish or provide adequate sales and support efforts for that territory.  Even if we are successful in selling licenses of our software through new distributors, the rate of growth of our total revenue could be harmed if our existing distributors do not continue to sell licenses of our software.  In addition, uncertainty created by the announcement of the merger may adversely impact our relationships with existing distributors.

If we fail to adequately match our expenses to anticipated revenue in any given quarter, our operating results could fall below market expectations and cause the price of our stock to decline.

Because of the extended sales cycle, seasonal fluctuations in our business, cyclicality of the semiconductor industry and the rapidly evolving market for complex nanometer-scale semiconductors, our ability to accurately forecast our quarterly revenue is limited.  As a result, it is difficult to predict the revenue we will recognize in any given quarter.

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

We may not succeed in creating market acceptance for HSIMplus post-layout options, CRITIC and HANEX, and our operating results may decline as a result.

We released our second major product, LEXSIM, in May 2002, our third product, CRITIC, in December 2002, our fourth product, HANEX, in May 2003 and reconfigured LEXSIM into post-layout options for the new HSIMplus platform in May 2004.  To date, these products and options other than HSIM have accounted for only an immaterial portion of our revenues.  Even though we expect products or options other than HSIM to account for a small percentage of our total revenue in fiscal 2005, our future growth and profitability could be affected by our ability to increase sales of our other products and options.  Furthermore, marketing new products requires significant additional expenses and resources.  If we fail to market them successfully, our profitability may decline.

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

Our sales cycle, or the period between our initial contact with a potential customer and the customer’s purchase of a license of our software, generally ranges from three to six months but may be longer.  We cannot predict the exact length of our sales cycle, which at times has exceeded six months.  The unpredictability of our sales cycle makes it difficult to plan our expenses and forecast our results of operations for any given period.  If we do not correctly predict the timing of our customers’ purchases, the amount of revenue we recognize in a given quarter could be negatively impacted, which could harm our operating results.  Our sales cycle may lengthen because of several factors, including:

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

We expect to incur losses in the future, and the market price of our common stock could decline.

Although we had net income for the four years ended September 30, 2003 and the quarter ended December 31, 2004, we incurred losses for the quarter and year ended September 30, 2004, and we may incur losses in the future.  In order to fund our growth and implement our strategies, we must continue to increase our investment in research and development, sales and marketing and other operations.  Our litigation related costs also increased substantially in fiscal 2004 as compared to fiscal 2003 and, in the event the proposed merger with Synopsys is not consummated, we expect these costs to increase in fiscal 2005 totaling an estimated $18.0 million to $20.0 million.  As a result, we expect to incur substantial losses and the market price of our common stock may decline, perhaps substantially.

To the extent we remain a stand-alone company, we anticipate that our expenses will increase substantially in the next 12 months as we:

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

•                  continue to defend ourselves vigorously the State Court Action and Federal Court Actions.

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

Customers outside North America accounted for 37.0% and 40.2% of our total revenue in the three months ended December 31, 2004 and 2003, respectively.  We have limited experience marketing and directly licensing our software internationally.

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

In order to establish strategic relationships with semiconductor technology leaders and leading electronic design automation tool providers, to the extent we remain a stand-alone company, we may need to expend significant resources and will need to commit a significant amount of management time and attention, with no guarantee of success.  We may be unable to establish key industry strategic relationships if any of the following occur:

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

To expand our proprietary technologies, we may acquire or make investments in complementary businesses, technologies or products if appropriate opportunities arise, to the extent we remain a stand-alone company.  We may be unable to identify suitable acquisition or investment candidates at reasonable prices or on reasonable terms, or complete future acquisitions or investments, any of which could slow our growth strategy.  We may have difficulty integrating the products, personnel, culture, ideologies or technologies of any acquisitions we might make.  These difficulties could disrupt our ongoing business, distract our management and employees and increase our expenses.  In addition, the key personnel of the acquired company may decide not to work for us and if our customers are uncertain about our ability to operate on a combined basis, they could delay or cancel orders for our software.  Furthermore, we may have to incur debt or issue equity securities to pay for any future acquisition, the issuance of which would be dilutive to our existing stockholders.  We also could have difficulty in assimilating the acquired company’s or division’s personnel and operations, which could negatively affect our operating results.

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

We had 115 employees as of December 31, 2004 and expect our headcount to double over the next two fiscal years to the extent we remain a stand-alone company.  Our productivity and the quality of our software may be adversely affected if we do not integrate, train and motivate our new employees quickly and effectively and manage our resources efficiently.  We also cannot be sure that our revenue will continue to grow at a sufficient rate to absorb the costs associated with the increased personnel.

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

There has been ongoing public debate whether stock options granted to employees should be treated as a compensation expense and, if so, how to properly value such charges. On December 16, 2004, the Financial Accounting Standards Board issued SFAS No. 123R.  SFAS 123R eliminates the alternative of applying the intrinsic value measurement provisions of Opinion 25 to stock compensation awards issued to employees.  Rather, the new standard requires enterprises to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.  That cost will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

We have not yet quantified the effects of the adoption of SFAS 123R, but it we expect that the new standard may result in significant stock-based compensation expense.  The pro forma effects on net income and earnings per share if we had applied the fair value recognition provisions of original SFAS 123 on stock compensation awards (rather than applying the intrinsic value measurement provisions of Opinion 25) are disclosed on page 10.  Although such pro forma effects of applying original SFAS 123 may be indicative of the effects of adopting SFAS 123R, the provisions of these two statements differ in some important respects.  The actual effects of adopting SFAS 123R will be dependent on numerous factors including, but not limited to, the valuation model chosen by us to value stock-based awards; the assumed award forfeiture rate; the accounting policies adopted concerning the method of recognizing the fair value of awards over the requisite service period; and the transition method (as described below) chosen for adopting SFAS 123R.  SFAS 123R will be effective for our fiscal quarter beginning July 1, 2005, and requires the use of the modified prospective application method which would significantly increase our non-cash operating expenses and result in operating losses which may adversely impact our stock prices.

We are subject to corporate governance and public disclosure regulations that have increased both our costs and the risk of noncompliance, which could have an adverse effect on our stock price.

We are subject to rules and regulations promulgated by the SEC and Nasdaq, among other governmental organizations, which monitor the accounting and disclosure practices of public companies.  Many of these regulations have only recently been enacted and continue to evolve, making compliance more difficult and uncertain. In addition, our efforts to comply with these new regulations have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from the day to day operations to compliance activities.

In particular, Section 404 of Sarbanes-Oxley Act of 2002 and related regulations require us to include a management assessment of our internal controls over financial reporting and auditor attestation of that assessment in our annual report for our fiscal year ending September 30, 2005. This effort has required, and continues to require, the commitment of significant financial and managerial resources. Although we believe that our ongoing review of our internal controls will enable us to provide a favorable assessment of our internal controls and for our external auditors to provide their attestation as required by Section 404, we can give no assurance that these efforts will be completed on a timely and successful basis. Any failure to complete a favorable assessment and obtain our auditors’ attestation could have a material adverse effect on our stock price.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We develop products primarily in the United States and sell those products primarily in North America, Europe and Japan.  Our revenue for sales outside of North America was approximately 37.0% in the three months ended December 31, 2004 and 40.2% in the three months ended December 31, 2003.  As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets.  As all of our sales are currently made in United States dollars, a strengthening of the United States dollar could make our software less competitive in foreign markets.

Our interest income is sensitive to changes in the general level of United States interest rates, particularly since the majority of our investments are in short-term instruments.  The fair value of fixed rate securities may be adversely impacted because of changes in short-term interest rates and credit ratings.  Therefore, our future interest income may be negatively affected by changes in interest rates or we may suffer principal losses if we were to sell securities that have declined in value because of changes in interest rates or issuer credit ratings.  A sensitivity analysis assuming a hypothetical 10% movement in interest rates applied to our cash equivalent and short-term investments balances at December 31, 2004 would change interest income by approximately $160,000 on an annual basis.  However, due to the nature of our short-term investments, we have concluded that we do not have material market risk exposure.  We do not hold or issue derivatives, derivative commodity instruments or other financial instruments for trading or speculative purposes.

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

As of December 31, 2004, our cash, cash equivalents and short-term investments consisted primarily of demand deposits, money market funds and corporate notes held by large institutions in the United States and agency securities of the United States government and state municipalities.

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

(b) Changes in internal controls.

There was no change in our internal control over financial reporting during the period covered by this Quarterly Report that had materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In February 2000, Synopsys filed a complaint in the Superior Court of the State of California in the County of Santa Clara (Case No. CV787950) against us and Dr. Deng, our President.  The State Court Action complaint alleged breach of contract, breach of fiduciary trust, diversion of corporate opportunity and constructive trust.  In September 2001, Synopsys filed its second amended complaint, which added claims of inducing/aiding and abetting breach of fiduciary duty, including/aiding and abetting diversion of corporate opportunity, misappropriation of trade secrets, civil conspiracy, breach of confidence and unfair competition, and added as individual defendants Dr. Wang and our four other founders.  In September 2002, Synopsys filed a supplemental second amended complaint that contained supplemental allegations but added no new claims or parties.  In January 2003, the discovery referee issued orders creating rebuttable presumptions in favor of Synopsys on certain evidentiary issues to sanction us for erasure of certain computer files requested in discovery by Synopsys.  These rulings meant that we must prove at trial that we did not take or use Synopsys’ source code or other confidential information, rather than the usual requirement that Synopsys provide such proof in the first instance.  We filed a motion for reconsideration of this order and in March 2003, the court denied our motion, concluding that it was barred on procedural grounds.  In January 2003, Synopsys filed a third amended complaint, which contained supplemental allegations but added no new claims or parties.  We have filed an answer denying Synopsys’ allegations.  In August 2003, Synopsys filed several motions for terminating sanctions against us, which were heard in January 2004.  In June 2004, the Court ruled on Synopsys’ motions for terminating sanctions.  The Discovery Referee vacated the orders of January 2003 that created the rebuttable presumptions in favor of Synopsys, but issued new orders.  These orders limit our defenses regarding the timing and the development of the initial HSIM source code and the evidence that we and the remaining individual defendants can present at trial.  For purposes of trial, among other things, the orders established as facts that: (i) the first 60,000 lines of source code of HSIM and all the ideas and concepts reflected therein, to the extent they were not publicly known, were copied or derived from Synopsys’ source code or other Synopsys’ materials while the individual defendants were employed by Synopsys and (ii) we and the individual defendants acted in concert to intentionally alter, destroy, lose or misplace items requested in discovery and conceal evidence.  These orders also struck the answer of one individual defendant, Jeh-Fu Tuan.  The Discovery Referee denied Synopsys’ request to strike our answers and the answers of the remaining individual defendants.  In August 2004, we filed a writ petition in the California Court of Appeal, Sixth Appellate District in San Jose, seeking to overturn these orders.  In October 2004, the Court of Appeal requested that Synopsys file opposition to the petition and provided us with the opportunity to file a reply to Synopsys’ opposition.  In October 2004, the Superior Court vacated the previously set January 2005 trial date and stayed all trial proceedings pending final determination of the writ proceedings.  Synopsys has requested unspecified damages of at least $25 million, an injunction, a constructive trust on unspecified intellectual property belonging to us and other relief.  Further, in September 2003, Synopsys notified us that it reserves the right to seek up to $80 million in punitive damages with respect to claims for which punitive damages are allowed under California Civil Code Section 3294, and up to $50 million in punitive damages with respect to the trade secret claims under California Civil Code Section 3426.3(c).  On December 14, 2004, the Court of Appeal stayed the case in its entirety pending approval of the proposed merger discussed below.

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

On December 7, 2004, the court stayed the case in its entirety pending approval of the proposed merger discussed below.

In June 2003, Synopsys filed a second complaint in the United States District Court, Northern District of California, San Francisco Division (Case No. C03-2664 RS) against us, alleging that our products, including but not limited to HSIM and HANEX software products, infringe Synopsys U.S. Patent No. 6,249,898 entitled “Methods and Systems for Reliability Analysis of CMOS VLSI Circuits Based on Stage Partitioning and Node Activities” (the “898 Patent”).  In July 2003, we filed an answer denying that we infringe the 898 Patent and asserting as defenses that the 898 Patent is invalid and unenforceable.  We also brought a declaratory judgment counterclaim seeking judgment that the 898 Patent is not infringed by us and that the 898 Patent is invalid and unenforceable.  In August 2003, Synopsys filed a motion to dismiss these defenses and counterclaims on the ground that we are barred from contesting the validity and enforceability of the 898 Patent based on the doctrine of assignor estoppel.  Synopsys’ motion also sought to strike our defenses of laches, patent misuse and unclean hands on the ground that we had not pleaded them with sufficient particularity.  We opposed Synopsys’ motions.  In October 2003, the court denied Synopsys’ motion to dismiss and strike the invalidity and unenforceability defenses and counterclaims and granted Synopsys’ motion to strike the laches, patent misuse and unclean hands defenses with leave to amend the pleadings.  In March 2004, Synopsys filed a motion for partial summary judgment on the ground that we are barred from contesting the validity and enforceability of the 898 Patent based on the doctrine of assignor estoppel.  In April 2004, the court ruled that we are barred under the doctrine of assignor estoppel from asserting the 898 Patent is invalid or unenforceable by virtue of pre-assignment inequitable conduct.  The court issued a ruling construing the claims of the 898 Patent in July 2004.  The court has set the case for trial beginning on April 25, 2005.  On December 7, 2004, the court stayed the case in its entirety pending approval of the proposed merger discussed below.

We entered into an agreement of merger dated as of November 30, 2004 with Synopsys and North Acquisition Sub, Inc., a Delaware corporation and wholly owned subsidiary of Synopsys (“Merger Sub”), pursuant to which, subject to satisfaction or waiver of the conditions therein, Merger Sub will merge with and into our company and we will become a wholly owned subsidiary of Synopsys.  Subject to the consummation of the merger, Synopsys, our company and certain employees, officers and directors of our company, as applicable, have agreed to settle the State Court Action and the Federal Court Actions.  In connection with the merger agreement, the parties have submitted stipulations in the State Court Action and Federal Court Actions to toll the proceedings pending the consummation of the merger.  Pursuant to the tolling agreements, we, Synopsys and the individual defendants have agreed not to take further action with respect to the State Court Action and the Federal Court Actions during the period prior to the closing of the proposed merger.  In the event that the proposed merger did not occur and the merger agreement were terminated, we, Synopsys and the individual defendants would no longer have any obligation to settle the State Court Action or the Federal Court Actions.  We expect that if the merger did not occur and the merger agreement was terminated, that a period of time would be necessary for the applicable Courts to reschedule various hearings and trials and that there would be a substantial delay from the original trial dates.  Although we continue to believe that we would have meritorious defenses if the parties were to proceed with the State Court Action and the Federal Court Actions, we cannot provide any assurance that we will prevail or that our defenses or our ability to achieve a desirable outcome will not be affected by the proposed merger and related events.  See also Note 9 of the notes to our condensed consolidated financial statements.  As noted above, the State Court Action and the Federal Court Actions have now been stayed in their entirety pending approval of the proposed merger.

In July 2004, we and certain of our officers and directors were named in a securities class action lawsuit filed in the United States District Court for the Northern District of California.  The complaint asserts claims against our company, Sang S. Wang, An-Chang Deng, Tammy Shu-Hua Liu and Yen-Son Huang on behalf of a putative class of persons who purchased our stock between December 13, 2001 and June 11, 2004.  The class action alleges that the named defendants violated certain provisions of the Securities Exchange Act of 1934 by making materially false and misleading representations in press releases and financial statements filed with the SEC relating to our financial results.  The complaint’s allegations derive largely from allegations contained in the State Court Action, and derive from allegations contained in the complaint concerning the 053 Patent.  A second class action was filed on September 9, 2004 in the United States District Court for the Northern District of California.  On September 27, 2004, one plaintiff moved for lead plaintiff status in the first filed class action.  These two cases were consolidated on October 7, 2004.  On November 4, 2004, the judge granted the motion of NECA-IBEW Pension Fund for appointment as lead plaintiff.  In late January 2005, the parties reached an agreement in principle to resolve this matter for a payment to the class in the amount of $9.0 million.  The settlement is subject to preliminary and final approval by the court.  See also Note 7 of our condensed consolidated financial statements.

On August 16, 2004, a purported derivative complaint was filed against us and our directors in the Court of Chancery of the State of Delaware.  This complaint alleged that the board of directors breached its fiduciary duty by failing to appoint a special committee to investigate the claims asserted in the Synopsys litigation and by allowing two directors to destroy evidence in the State Court Action.  The complaint also alleges that the board of directors breached its fiduciary duty by allowing our company to go public with the knowledge of the alleged trade secret misappropriation and by causing the issuance of allegedly false public statements regarding our financial condition on account of this alleged misappropriation.  The complaint seeks equitable relief and an unspecified amount of damages on behalf of our company.  On October 15, 2004, the defendants filed a motion to Dismiss or Stay on the grounds that the case is not ripe for adjudication and also filed a Motion for Protective Order Staying Discovery.  On December 3, 2004, plaintiff filed oppositions to these motions.  On January 5, 2005, the parties stipulated to stay this matter until such time as plaintiff’s counsel provides two weeks notice to defendants that the stay will be lifted.  The Judge signed the order staying the case on January 5, 2005, and conditioned the stay on the parties providing status reports to the court on a quarterly basis.  The case is still in the preliminary stages, and it is not possible for us to quantify the impact, if any, on our company.  An unfavorable outcome in this case could have a material adverse effect on our business, financial condition, results of operations and cash flow.  In addition, the expense of defending any litigation may be costly and divert management’s attention from the day to day operations of our business.

On December 1, 2004, we and certain of our officers and directors were named in a class action complaint filed against us and certain of our officers and directors in the Court of Chancery of the State of Delaware.  This complaint, brought by Robert Israel, alleges that defendants entered into the merger agreement with Synopsys for inadequate consideration.  The complaint also alleges that the merger agreement was an unlawful plan to shield our board of directors and certain members of our management from liability to Synopsys in the State Court Action and Federal Court Actions, and to shield them from liability to our company for claims asserted by the plaintiff in the pending derivative action.  Plaintiff seeks to enjoin the proposed merger, or alternatively seeks damages if the proposed merger is consummated.  The parties stipulated to stay this case, and therefore any response by defendants to the complaint will now be due upon plaintiff’s counsel giving two weeks notice to defendants of plaintiff’s request that defendants respond to the complaint.  On January 6, 2005, the Judge signed the order staying the case, subject to the same reporting obligations in the pending derivative case.  The case is still in the preliminary stages, and it is not possible for us to quantify the impact, if any, on our company.  An unfavorable outcome in this case could have a material adverse effect on our business, financial condition, results of operations and cash flow and our ability to complete the proposed merger.  In addition, the expense of defending any litigation may be costly and divert management’s attention from the day to day operations of our business.

On December 3, 2004, we and certain of our officers and directors were named in a complaint filed in the Superior Court of California, Santa Clara County.  The complaint is a purported stockholder class action brought by Frank A. Lettieri arising out of defendants’ conduct in selling our company to Synopsys at an allegedly inadequate and unfair price.  The plaintiffs allege that the defendants arrived at an unfair price so that at least two of its directors could avoid or significantly reduce their exposure in a pending lawsuit.  The plaintiffs allege that as a result of this conduct, defendants breached fiduciary duties.  The plaintiffs allege that the defendants structured the terms of the proposed merger to fit the needs of Synopsys, instead of seeking to obtain the highest price reasonably available to us.  The complaint seeks an injunction of the acquisition, and the implementation of a procedure to ensure the highest possible price for stockholders.  The complaint also seeks to direct the individual defendants to exercise their fiduciary duties to obtain a transaction in the best interest of the stockholders at the highest price.  The complaint seeks to rescind the merger agreement and to impose a constructive trust upon any benefits improperly received by defendants as a result of improper conduct.  The parties filed a stipulation on January 20, 2005, extending the time for defendants to respond to the complaint until March 4, 2005.  The case is in the preliminary stages, and it is not possible for us to quantify the impact, if any, on our company.  An unfavorable outcome in this case could have a material adverse effect on our business, financial condition, results of operations and cash flow and our ability to complete the proposed merger.  In addition, the expense of defending any litigation may be costly and divert our attention from the day to day operations of our business.

ITEM 6.  Exhibits

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
Date: February 9, 2005
	By:	/s/ Sang S. Wang
Sang S. Wang
Chief Executive Officer and Chairman
(Principal Executive Officer)

	By:	/s/ Tammy S. Liu
Tammy S. Liu
Vice President of Finance and Administration and Chief Financial Officer
(Principal Financial and Accounting Officer)