Form 10-Q
period 2005-03-31
NASSDA CORP
filed 2005-05-10
CIK 1157624

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

or

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

Yes ☒   No ☐

At May 6, 2005, 28,337,943 shares of common stock of the registrant were outstanding.

NASSDA CORPORATION

INDEX

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Consolidated Balance Sheets

Condensed Consolidated Statements of Operations

Condensed Consolidated Statements of Cash Flows

Notes to Condensed Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

Item 6.	Exhibits

SIGNATURES

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

NASSDA CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	March 31, 2005	September 30, 2004
Assets:
Current assets:
Cash and cash equivalents	$70,382	$59,298
Short-term investments	37,555	42,142
Accounts receivable, net of allowances of $82 at March 31, 2005 and September 30, 2004	2,310	1,302
Prepaid expenses and other current assets	789	1,093
Deferred income taxes	7,577	3,768
Total current assets	118,613	107,603
Property and equipment, net	378	483
Other assets	887	921
Total assets	$119,878	$109,007

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$2,271	$2,168
Accrued litigation settlements (Notes 7 and 9)	76,463	67,463
Other accrued liabilities	10,210	8,342
Deferred revenue	13,170	10,143
Total current liabilities	102,114	88,116
Deferred revenue	543	482
Other long-term liabilities	20	57
Total liabilities	102,677	88,655
Stockholders’ equity:
Common stock, par value $0.001: 110,000,000 shares authorized; 27,941,388 and 27,025,604 shares outstanding at March 31, 2005 and September 30, 2004, respectively	28	27
Additional paid-in capital	74,824	73,117
Deferred stock-based compensation	(27)	(235)
Accumulated other comprehensive loss	(109)	(76)
Accumulated deficit	(57,515)	(52,481)
Total stockholders’ equity	17,201	20,352
Total liabilities and stockholders’ equity	$119,878	$109,007

See accompanying notes to the condensed consolidated financial statements.

NASSDA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
Revenue:
Product	$2,620	$1,571	$4,827	$4,574
Subscription	6,875	5,755	13,289	9,997
Maintenance	2,851	2,461	5,493	4,943
Total revenue	12,346	9,787	23,609	19,514
Cost of revenue:
Product	33	74	66	165
Subscription	149	104	317	209
Maintenance	371	259	748	485
Total cost of revenue	553	437	1,131	859
Gross profit	11,793	9,350	22,478	18,655
Operating expenses:
Research and development	2,205	2,010	4,356	4,042
Sales and marketing	2,750	2,662	5,564	5,340
General and administrative	5,236	3,623	9,295	7,397
Litigation settlement (Note 7)	—	—	9,000	—
Stock-based compensation*	83	218	182	442
Total operating expenses	10,274	8,513	28,397	17,221
Income (loss) from operations	1,519	837	(5,919)	1,434
Interest income	503	242	898	478
Other income (expense), net	14	(4)	(4)	(20)
Income (loss) before taxes	2,036	1,075	(5,025)	1,892
Provision for income taxes	(103)	(323)	(8)	(568)
Net income (loss)	$1,933	$752	$(5,033)	$1,324

Earnings (loss) per share:
Basic	$0.07	$0.03	$(0.18)	$0.05
Diluted	$0.07	$0.03	$(0.18)	$0.05
Shares used in computing earnings (loss) per share:
Basic	27,746	26,251	27,532	26,104
Diluted	29,688	29,213	27,532	29,181

*Stock-based compensation includes:
Research and development	$47	$95	$97	$194
Sales and marketing	24	65	57	132
General and administrative	12	58	28	116
Total	$83	$218	$182	$442

See accompanying notes to condensed consolidated financial statements.

NASSDA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)
(unaudited)

	Six Months Ended March 31,
	2005	2004
Operating activities
Net income (loss)	$(5,033)	$1,324
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	162	241
Stock-based compensation	182	442
Deferred income taxes	(3,809)	5
Provision for bad debt	—	(10)
Changes in operating assets and liabilities:
Accounts receivable	(1,008)	(195)
Prepaid expenses and other current assets	304	(210)
Accounts payable	103	2,344
Other accrued liabilities	1,886	(1,279)
Accrued litigation settlement	9,000	—
Deferred revenue	3,088	76
Long-term liabilities	(37)	—
Net cash provided by operating activities	4,838	2,738

Investing activities
Purchases of short-term investments	(21,776)	(25,445)
Proceeds from maturity of short-term investments	26,330	27,159
Purchases of property and equipment	(57)	(80)
Other assets	34	—
Net cash provided by investing activities	4,531	1,634

Financing activities
Proceeds from issuance of common stock	1,715	1,328
Net cash provided by financing activities	1,715	1,328
Increase in cash and cash equivalents	11,084	5,700
Cash and cash equivalents, beginning of period	59,298	53,145
Cash and cash equivalents, end of period	$70,382	$58,845

Supplemental disclosure of cash flow information
Cash paid for income taxes	$184	$479

Supplemental schedule of non-cash activities
Unrealized gain (loss) on short-term investments	$(33)	$4
Reversal of deferred stock-based compensation	$(26)	$(86)
Income tax benefit from employee stock transactions	$20	$705

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

On November 30, 2004, we entered into an Agreement of Merger with Synopsys, Inc., a Delaware corporation (“Synopsys”) and North Acquisition Sub, Inc., a Delaware corporation and wholly owned subsidiary of Synopsys (“Merger Sub”), pursuant to which, subject to satisfaction or waiver of the conditions therein, Merger Sub will be merged into us and we will become a wholly owned subsidiary of Synopsys.

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

In July 2004, we and certain of our officers and directors were named in a securities class action lawsuit filed in the United States District Court for the Northern District of California.  The complaint asserts claims against our company, Sang S. Wang, An-Chang Deng, Tammy Shu-Hua Liu and Yen-Son Huang on behalf of a putative class of persons who purchased our stock between December 13, 2001 and June 11, 2004.  A second class action was filed on September 9, 2004 in the United States District Court for the Northern District of California.  On September 27, 2004, one plaintiff moved for lead plaintiff status in the first filed class action.  These two cases were consolidated on October 7, 2004.  On November 4, 2004, the judge granted the motion of NECA-IBEW Pension Fund for appointment as lead plaintiff.  In late January 2005, the parties reached an agreement in principle to resolve this matter for a payment to the class in the amount of $9.0 million.  The settlement is subject to preliminary and final approval by the court.  The settlement hearing is scheduled to take place on June 22, 2005.  As a result of the proposed settlement, we recorded a litigation settlement charge of $9.0 million in the three months ended December 31, 2004.

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

During the three and six months ended March 31, 2005 and 2004, we had securities outstanding that could potentially dilute basic earnings (loss) per share in the future, but these securities were excluded in the computation of diluted earnings (loss) per share in such periods as their effect would have been antidilutive.  At March 31, 2005 and 2004, weighted average options to purchase 2.4 million and 2.1 million shares of common stock with a weighted average exercise price of $9.32 and $9.93, respectively, were excluded from the diluted net income (loss) per share computation.

The following table is a reconciliation of the numerators and denominators used in computing basic and diluted earnings (loss) per share (in thousands, except per share data):

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
Net income (loss) (numerator):	$1,933	$752	$(5,033)	$1,324
Shares (denominator):
Weighted average common shares outstanding	27,746	26,385	27,532	26,276
Weighted average common shares subject to repurchase	—	(134)	—	(172)
Shares used in basic computation	27,746	26,251	27,532	26,104
Weighted average common shares subject to repurchase	—	134	—	172
Common shares issuable upon exercise of stock options (treasury stock method)	1,942	2,828	—	2,905
Shares used in diluted computation	29,688	29,213	27,532	29,181
Basic earnings (loss) per share	$0.07	$0.03	$(0.18)	$0.05
Diluted earnings (loss) per share	$0.07	$0.03	$(0.18)	$0.05

3.                                      Comprehensive Income (Loss)

The components of comprehensive income (loss), net of tax, were as follows (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
Net income (loss) as reported	$1,933	$752	$(5,033)	$1,324
Unrealized gain (loss) on investments	(21)	7	(33)	4
Comprehensive income (loss)	$1,912	$759	$(5,066)	$1,328

4.                                      Bonuses and Management Compensation

In fiscal 2004, we accrued bonuses of an aggregate of approximately $1.5 million earned by our employees for their services in fiscal 2004, all of which were paid by December 2004.  In fiscal 2003, we accrued bonuses of an aggregate of $900,000 earned by our employees for their services in fiscal 2003.  These bonuses were paid in December 2003.  There was no such accrual for the six months ended March 31, 2005.  In addition, our executive officers orally agreed that they would not receive their base salaries in fiscal 2002 and fiscal 2003.  In October 2003, our compensation committee of our board of directors reinstated the salaries of our executive officers and we paid base salaries of approximately $756,000 to these officers in fiscal 2004.  As a result of our varying significant bonus accruals and the foregone salaries in fiscal 2002 and fiscal 2003, our compensation expense in fiscal 2004 was not consistent with compensation expense in fiscal 2002 or fiscal 2003 and may not be indicative of future periods.

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
$855

6.                                      Stock-based Awards

We currently account for our stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“Opinion 25”) and all of its related interpretations.  Accordingly, compensation expense has been recognized in the financial statements for employee stock arrangements to the extent the fair value of the underlying common stock exceeds the exercise price of the stock options at the date of grant.  Deferred stock-based compensation of $2.5 million and $1.8 million was recorded during fiscal 2001 and fiscal 2000, respectively, for the excess of the fair value of the common stock underlying the options at the grant date over the exercise price of the options.  These amounts are being amortized on a straight-line basis over the vesting period, generally four years.  Amortization of deferred compensation related to employee grants was $218,000 and $442,000 for the six months ended March 31, 2005 and 2004, respectively.

We currently account for stock-based awards to non-employees in accordance with the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.”  Accordingly, we recognize the fair value for non-employee awards as stock compensation expense over the vesting terms of the awards.  There were no stock-based awards to non-employees or amortization of stock compensation expenses recognized previously for non-employees during the six months ended March 31, 2005 and 2004.

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

We have not yet quantified the effects of the adoption of SFAS 123R, but we expect that the new standard may result in significant stock-based compensation expense.  The pro forma effects on net income (loss) and earnings (loss) per share if we had applied the fair value recognition provisions of original SFAS 123 on stock compensation awards (rather than applying the intrinsic value measurement provisions of Opinion 25) are disclosed below.  Although such pro forma effects of applying original SFAS 123 may be indicative of the effects of adopting SFAS 123R, the provisions of these two statements differ in some important respects.  The actual effects of adopting SFAS 123R will be dependent on numerous factors including, but not limited to, the valuation model chosen by us to value stock-based awards; the assumed award forfeiture rate; the accounting policies adopted concerning the method of recognizing the fair value of awards over the requisite service period; and the transition method (as described below) chosen for adopting SFAS 123R.

SFAS 123R will be effective for our fiscal year beginning October 1, 2005, and requires the use of the modified prospective application method.  Under this method, SFAS 123R is applied to new awards and to awards modified, repurchased or cancelled after the effective date.  Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (such as unvested options) that are outstanding as of the date of adoption will be recognized as the remaining requisite services are rendered.  The compensation cost relating to unvested awards at the date of adoption will be based on the grant-date fair value of those awards as calculated for pro forma disclosures under the original SFAS 123.  In addition, companies may use the modified retrospective application method.  This method may be applied to all prior years for which the original SFAS 123 was effective or only to prior interim periods in the year of initial adoption.  If the modified retrospective application method is applied, financial statements for prior periods will be adjusted to give effect to the fair-value-based method of accounting for awards on a consistent basis with the pro forma disclosures required for those periods under the original SFAS 123.

Our calculations are based on a single option valuation approach and forfeitures are recognized as they occur.  The fair value of options at the date of grant was estimated using the minimal value method through the date of our initial public offering in December 2001, and the Black-Scholes option pricing model for options granted thereafter, with the following weighted-average assumptions:

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
Stock Option Plans:
Risk-free interest rate	3.81%	3.15%	3.64%	3.17%
Expected volatility	75%	70%	75%	70%
Expected life (in years)	4.5	4.5	4.5	4.5
Expected dividend	0.0%	0.0%	0.0%	0.0%

Employee Stock Purchase Plan:
Risk-free interest rate	2.78%	1.0%	2.48%	1.0%
Expected volatility	62%	70%	62%	70%
Expected life (in years)	1.0	1.0	1.0	1.0
Expected dividend	0.0%	0.0%	0.0%	0.0%

If the computed minimum values of our stock-based awards to employees had been amortized to expense over the period of the awards as specified under SFAS No. 123, our pro forma net income (loss), basic income (loss) per share and diluted income (loss) per share under SFAS No. 123 (as compared to such items as reported) would have been as follows (in thousands, except per share amounts):

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
Net income (loss) as reported	$1,933	$752	$(5,033)	$1,324
Add: stock based employee compensation expense included in reported net income (loss), net of taxes	53	177	152	362
Less: stock-based employee compensation expense determined under fair value based method, net of taxes	(2,045)	(1,337)	(2,159)	(2,667)
Pro forma net income (loss)	$(59)	$(408)	$(7,040)	$(981)
Basic earnings (loss) per share:
As reported	$0.07	$0.03	$(0.18)	$0.05
Pro forma	$(0.00)	$(0.02)	$(0.26)	$(0.04)
Diluted earnings (loss) per share:
As reported	$0.07	$0.03	$(0.18)	$0.05
Pro forma	$(0.00)	$(0.01)	$(0.26)	$(0.03)

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

6,249,898 entitled “Methods and Systems for Reliability Analysis of CMOS VLSI Circuits Based on Stage Partitioning and Node Activities” (the “898 Patent”).  In July 2003, we filed an answer denying that we infringe the 898 Patent and asserting as defenses that the 898 Patent is invalid and unenforceable.  We also brought a declaratory judgment counterclaim seeking judgment that the 898 Patent is not infringed by us and that the 898 Patent is invalid and unenforceable.  In August 2003, Synopsys filed a motion to dismiss these defenses and counterclaims on the ground that we are barred from contesting the validity and enforceability of the 898 Patent based on the doctrine of assignor estoppel.  Synopsys’ motion also sought to strike our defenses of laches, patent misuse and unclean hands on the ground that we had not pleaded them with sufficient particularity.  We opposed Synopsys’ motions.  In October 2003, the court denied Synopsys’ motion to dismiss and strike the invalidity and unenforceability defenses and counterclaims and granted Synopsys’ motion to strike the laches, patent misuse and unclean hands defenses with leave to amend the pleadings.  In March 2004, Synopsys filed a motion for partial summary judgment on the ground that we are barred from contesting the validity and enforceability of the 898 Patent based on the doctrine of assignor estoppel.  In April 2004, the court ruled that we are barred under the doctrine of assignor estoppel from asserting the 898 Patent is invalid or unenforceable by virtue of pre-assignment inequitable conduct.  The court issued a ruling construing the claims of the 898 Patent in July 2004.  The court had set the case for trial beginning on April 25, 2005, but on December 7, 2004, the court stayed the case in its entirety pending approval of the proposed merger discussed below.

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

In July 2004, we and certain of our officers and directors were named in a securities class action lawsuit filed in the United States District Court for the Northern District of California.  The complaint asserts claims against our company, Sang S. Wang, An-Chang Deng, Tammy Shu-Hua Liu and Yen-Son Huang on behalf of a putative class of persons who purchased our stock between December 13, 2001 and June 11, 2004.  The class action alleges that the named defendants violated certain provisions of the Securities Exchange Act of 1934 by making materially false and misleading representations in press releases and financial statements filed with the SEC relating to our financial results.  The complaint’s allegations derive largely from allegations contained in the State Court Action, and derive from allegations contained in the complaint concerning the 053 Patent.  A second class action was filed on September 9, 2004 in the United States District Court for the Northern District of California.  On September 27, 2004, one plaintiff moved for lead plaintiff status in the first filed class action.  These two cases were consolidated on October 7, 2004.  On November 4, 2004, the judge granted the motion of NECA-IBEW Pension Fund for appointment as lead plaintiff.  In late January 2005, the parties reached an agreement in principle to resolve this matter for a payment to the class in the amount of $9.0 million.  The settlement is subject to preliminary and final approval by the court.  The settlement hearing is scheduled to take place on June 22, 2005.

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

On December 1, 2004, we and certain of our officers and directors were named in a class action complaint filed against us and certain of our officers and directors by Robert Israel in the Court of Chancery of the State of Delaware.  On March 16, 2005, the plaintiffs amended the original complaint, which as amended alleged that defendants entered into the merger agreement with Synopsys for inadequate consideration. The amended complaint also alleged that the merger agreement was an unlawful plan to shield our board of directors and certain members of our management from liability to Synopsys in the intellectual property litigation brought by Synopsys and to shield them from liability to us for claims asserted by the plaintiff in the pending derivative action against us and our directors filed on August 16, 2004. The amended complaint also included the allegation that the defendants failed to provide our public stockholders with material information and/or have provided the public stockholders with materially misleading information.  Plaintiff seeks to enjoin the proposed merger, or alternatively seeks damages if the proposed merger is consummated.  Prior to the due date for the answer to the complaint, the parties agreed that the defendants’ obligation to answer the plaintiff’s complaint would be adjourned until the plaintiff requests such a response on two weeks’ notice.  On April 7, 2005, the plaintiffs and the defendants, including our company, reached an agreement in principle to settle the litigation in exchange for (a) the payment of a settlement amount calculated by multiplying $0.15 times the number of shares of our common stock outstanding immediately prior to the effective time of the merger (excluding shares held by our officers and directors and the defendants in the intellectual property litigation brought by Synopsys), and (b) the disclosure of certain specified matters related to the merger in a proxy supplement that was mailed to the stockholders on April 15, 2005.  If the settlement is approved by the Court and the merger is completed, stockholders of record immediately prior to the effective time of the merger (excluding our officers and directors and the defendants in the intellectual property litigation) will be entitled to receive in accordance with their respective interests the above-described cash settlement consideration. Such consideration would not be paid, however, until the settlement has been approved by the Court.  In addition, if the settlement is approved substantially in the form proposed, it will cause the dismissal of any and all claims arising in any court relating to, among other things, the merger and the derivative litigations.  In the event that the Court does not approve the proposed settlement, it could have an adverse effect on our business, financial condition, results of operations and cash flow as we would have to incur additional time and legal expenses to renegotiate the settlement.

On December 3, 2004, we and certain of our officers and directors were named in a complaint filed in the Superior Court of California, Santa Clara County.  The complaint is a purported stockholder class action brought by Frank A. Lettieri arising out of defendants’ conduct in selling our company to Synopsys at an allegedly inadequate and unfair price.  The plaintiffs allege that the defendants arrived at an unfair price so that at least two of its directors could avoid or significantly reduce their exposure in a pending lawsuit.  The plaintiffs allege that as a result of this conduct, the defendants breached fiduciary duties.  The plaintiffs allege that the defendants structured the terms of the proposed merger to fit the needs of Synopsys, instead of seeking to obtain the highest price reasonably available to us.  The complaint seeks an injunction of the acquisition, and the implementation of a procedure to ensure the highest possible price for stockholders.  The complaint also seeks to direct the individual defendants to exercise their fiduciary duties to obtain a transaction in the best interest of the stockholders at the highest price.  The complaint seeks to rescind the merger agreement and to impose a constructive trust upon any benefits improperly received by defendants as a result of improper conduct.  The parties filed a stipulation on April 22, 2005 extending the time for defendants to respond to the complaint until May 27, 2005.  The case is in the preliminary stages, and it is not possible for us to quantify the impact, if any, on our company.  An unfavorable outcome in this case could have a material adverse effect on our business, financial condition, results of operations and cash flow and our ability to complete the proposed merger.  In addition, the expense of defending any litigation may be costly and divert our attention from the day to day operations of our business.

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

The terms of such obligations vary.  Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated.  Historically, we have not been obligated to make any significant payments for these obligations other than those in connection with defending our directors, officers and employees in the Synopsys litigation and derivative complaint, and no liabilities were recorded for these obligations on our balance sheet as of March 31, 2005.

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

SFAS 123R will be effective for our fiscal year beginning October 1, 2005, and requires the use of the modified prospective application method.  Under this method SFAS 123R is applied to new awards and to awards modified, repurchased or cancelled after the effective date.  Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (such as unvested options) that are outstanding as of the date of adoption will be recognized as the remaining requisite services are rendered.  The compensation cost relating to unvested awards at the date of adoption will be based on the grant-date fair value of those awards as calculated for pro forma disclosures under the original SFAS 123.  In addition, companies may use the modified retrospective application method.  This method may be applied to all prior years for which the original SFAS 123 was effective or only to prior interim periods in the year of initial adoption.  If the modified retrospective application method is applied, financial statements for prior periods will be adjusted to give effect to the fair-value-based method of accounting for awards on a consistent basis with the pro forma disclosures required for those periods under the original SFAS 123.

9.                                      Proposed Merger and Litigation Settlement

We entered into an agreement of merger dated November 30, 2004 with Synopsys and Merger Sub.  The merger agreement provides that Merger Sub will be merged with and into our company and we will become a wholly owned subsidiary of Synopsys.  Under the terms of the merger agreement, upon completion of the merger (i) each outstanding share of our common stock will be converted into the right to receive $7.00 in cash and (ii) each option to purchase shares of our common stock (excluding certain options that will not be exercised) will be converted into an option to purchase that number of shares of Synopsys common stock based on the ratio of the $7.00 per share merger consideration to the average closing price of Synopsys common stock during a ten-trading day period ending on and including the second trading day prior to the closing. The per share exercise price of each option assumed will be adjusted by dividing the existing per share exercise price by the ratio referenced in the prior sentence. The merger is conditioned upon, among other things, (i) approval of the holders of the majority of our common stock, (ii) approval of the holders of the majority of our common stock casting votes affirmatively or negatively on the merger agreement at our 2005 annual meeting of stockholders (excluding our officers and directors, the individual defendants and the related parties of the individual defendants), (iii) holders of no more than 17.5% of the shares of our common stock as of the date of the completion of the merger having demanded appraisal rights, (iv) clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (the “HSR Act”), and (v) other conditions, as set forth in the merger agreement which was filed as an exhibit to the Form 8-K/A we filed with the SEC on December 3, 2004.  The Federal Trade Commission has requested additional information and documentary material in connection with its review of the proposed merger, which resulted in an extension of the waiting period under the HSR Act.

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

On December 1, 2004, we and certain of our officers and directors were named in a class action complaint filed against us and certain of our officers and directors by Robert Israel in the Court of Chancery of the State of Delaware.  On March 16, 2005, the plaintiffs amended the original complaint, which as amended alleged that defendants entered into the merger agreement with Synopsys for inadequate consideration. The amended complaint also alleged that the merger agreement was an unlawful plan to shield our board of directors and certain members of our management from liability to Synopsys in the intellectual property litigation brought by Synopsys and to shield them from liability to us for claims asserted by the plaintiff in the pending derivative action against us and our directors filed on August 16, 2004. The amended complaint also included the allegation that the defendants failed to provide our public stockholders with material information and/or have provided the public stockholders with materially misleading information.  Plaintiff seeks to enjoin the proposed merger, or alternatively seeks damages if the proposed merger is consummated.  Prior to the due date for the answer to the complaint, the parties agreed that the defendants’ obligation to answer the plaintiff’s complaint would be adjourned until the plaintiff requests such a response on two weeks’ notice.  On April 7, 2005, the plaintiffs and the defendants, including our company, reached an agreement in principle to settle the litigation in exchange for (a) the payment of a settlement amount calculated by multiplying $0.15 times the number of shares of our common stock outstanding immediately prior to the effective time of the merger (excluding shares held by our officers and directors and the defendants in the intellectual property litigation brought by Synopsys), and (b) the disclosure of certain specified matters related to the merger in a proxy supplement that was mailed to the stockholders on April 15, 2005.  If the settlement is approved by the Court and the merger is completed, stockholders of record immediately prior to the merger (excluding our officers and directors and the defendants in the intellectual property litigation) will be entitled to receive in accordance with their respective interests the above-described cash settlement consideration. Such consideration would not be paid, however, until the settlement has been approved by the Court.  In addition, if the settlement is approved substantially in the form proposed, it will cause the dismissal of any and all claims arising in any court relating to, among other things, the merger and the derivative litigations.

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

Our fiscal year ends on September 30.  Throughout this report we refer to the fiscal year ended September 30, 2004 as fiscal 2004, the fiscal year ending September 30, 2005 as fiscal 2005 and so on.

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

The merger is conditioned upon, among other things, (i) holders of no more than 17.5% of the shares of our common stock as of the date of the completion of the merger having demanded appraisal rights, (ii) clearance under the HSR Act, and (iii) other conditions.  The Federal Trade Commission has requested additional information and documentary material in connection with its review of the proposed merger, which resulted in an extension of the waiting period under the HSR Act.   There can be no assurance that the merger will be consummated in a timely manner, if at all.

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

On December 1, 2004, we and certain of our officers and directors were named in a class action complaint filed against us and certain of our officers and directors in the Court of Chancery of the State of Delaware.  On March 16, 2005, the plaintiffs amended the original complaint, which as amended alleged that defendants entered into the merger agreement with Synopsys for inadequate consideration. The amended complaint also alleged that the merger agreement was an unlawful plan to shield our board of directors and certain members of our management from liability to Synopsys in the intellectual property litigation brought by Synopsys and to shield them from liability to us for claims asserted by the plaintiff in the pending derivative action against us and our directors filed on August 16, 2004. The amended complaint also included the allegation that the defendants failed to provide our public stockholders with material information and/or have provided the public stockholders with materially misleading information.

On April 7, 2005, the plaintiffs and the defendants, including our company, reached an agreement in principle to settle this litigation in exchange for (a) the payment of a settlement amount calculated by multiplying $0.15 times the number of shares of our common stock outstanding as of the effective time of the merger (excluding shares held by our officers and directors and the defendants in the intellectual property litigation brought by Synopsys), and (b) the disclosure of certain specified matters related to the merger in a proxy supplement that was mailed to the stockholders on April 15, 2005.  If the settlement is approved by the Court and the merger is completed, stockholders of record immediately prior to the merger (excluding our officers and directors and the defendants in the intellectual property litigation) will be entitled to receive in accordance with their respective interests the above-described cash settlement consideration. Such consideration would not be paid, however, until the settlement has been approved by the Court.

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

Product Revenue — Perpetual Licenses

Historically, we have generated the majority of our total revenue from perpetual licenses.  As more customers have been purchasing time-based licenses, product revenue as a percent of total revenue and in absolute dollars has decreased and accounted for 20.4% of our total revenue for the six months ended March 31, 2005, as compared to 23.5% of our total revenue for the six months ended March 31, 2004.  Perpetual license customers pay a one-time license fee and are entitled to use the software as long as they desire.  To receive support, periodic updates and new enhancements from us, perpetual license customers must purchase maintenance contracts.

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

Operating Expenses

In fiscal 2003, fiscal 2004 and the six months ended March 31, 2005, legal fees and other expenses related to the State Court Action and Federal Court Actions, which are included within general and administrative expenses, were $7.8 million, $12.3 million and $1.3 million, respectively.  In the event that the merger with Synopsys is not consummated, we expect the cost of the State Court Action and Federal Court Actions to increase substantially as we continue to defend ourselves vigorously and the lawsuits move toward trial.  Additionally, in the event we were to continue as a stand-alone company, we also expect costs related to being a public company, such as directors’ and officers’ liability insurance, professional fees, particularly for the compliance of Sarbanes-Oxley Act 404, and various filing fees to increase our general and administrative expenses.

In fiscal 2004, we accrued bonuses of an aggregate of approximately $1.5 million earned by our employees for their services in fiscal 2004, all of which were paid by December 2004.  In fiscal 2003, we accrued bonuses of an aggregate of $900,000 earned by our employees for their services in fiscal 2003.  These bonuses were paid in December 2003.  There was no such accrual for the six months ended March 31, 2005.  In addition, our executive officers orally agreed that they would not receive their base salaries in fiscal 2002 and fiscal 2003.  In October 2003, our compensation committee of our board of directors reinstated the salaries of our executive officers and we paid base salaries of approximately $756,000 to these officers in fiscal 2004.  As a result of our varying significant bonus accruals and the foregone salaries in fiscal 2002 and fiscal 2003, our compensation expense in fiscal 2004 was not consistent with compensation expense in fiscal 2002 or fiscal 2003 and may not be indicative of future periods.

Stock-Based Compensation

We did not record any deferred stock-based compensation in fiscal 2003, fiscal 2004 or the six months ended March 31, 2005.  We have been amortizing stock-based compensation recorded previously over the vesting period of the related options, which is generally four years.  During the three and six months ended March 31, 2005, we recognized aggregate stock-based compensation expense of approximately $83,000 and $182,000, respectively, as compared to $218,000 and $442,000 recognized during the three and six months ended March 31, 2004, respectively.

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

In July 2004, we and certain of our officers and directors were named in a securities class action lawsuit filed in the United States District Court for the Northern District of California.  The complaint asserts claims against our company, Sang S. Wang, An-Chang Deng, Tammy Shu-Hua Liu and Yen-Son Huang on behalf of a putative class of persons who purchased our stock between December 13, 2001 and June 11, 2004.  A second class action was filed on September 9, 2004 in the United States District Court for the Northern District of California.  On September 27, 2004, one plaintiff moved for lead plaintiff status in the first filed class action.  These two cases were consolidated on October 7, 2004.  On November 4, 2004, the judge granted the motion of NECA-IBEW Pension Fund for appointment as lead plaintiff.  In late January 2005, the parties reached an agreement in principle to resolve this matter for a payment to the class in the amount of $9.0 million.  The settlement is subject to preliminary and final approval by the court.  The settlement hearing is scheduled to take place on June 22, 2005.  As a result of the proposed settlement, we recorded a litigation settlement charge of $9.0 million in the three months ended December 31, 2004.

Results of Operations

The following table sets forth the results of our operations expressed as a percent of total revenue.  Our historical operating results are not necessarily indicative of the results for any future period.

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
Revenue:
Product	21.2%	16.1%	20.4%	23.5%
Subscription	55.7	58.8	56.3	51.2
Maintenance	23.1	25.1	23.3	25.3
Total revenue	100.0	100.0	100.0	100.0
Cost of revenue:
Product	0.3	0.8	0.3	0.8
Subscription	1.2	1.1	1.3	1.1
Maintenance	3.0	2.6	3.2	2.5
Total cost of revenue	4.5	4.5	4.8	4.4
Gross profit	95.5	95.5	95.2	95.6
Operating expenses:
Research and development	17.8	20.5	18.4	20.7
Sales and marketing	22.3	27.2	23.6	27.4
General and administrative	42.4	37.0	39.4	37.9
Litigation settlement	—	—	38.1	—
Stock-based compensation	0.7	2.2	0.8	2.3
Total operating expenses	83.2	86.9	120.3	88.3
Income (loss) from operations	12.3	8.6	(25.1)	7.3
Interest income	4.1	2.4	3.8	2.4
Other income (expense), net	0.1	—	—	—
Income (loss) before taxes	16.5	11.0	(21.3)	9.7
Provision for income taxes	(0.8)	(3.3)	—	(2.9)
Net income (loss)	15.7%	7.7%	(21.3)%	6.8%

Three and Six Months Ended March 31, 2004

Revenue

Total Revenue.  Our revenue consists of product, subscription and maintenance revenue.  Total revenue increased by 26.1%, or $2.6 million, to $12.3 million in the three months ended March 31, 2005 from $9.8 million for the three months ended March 31, 2004, and increased by 21.0%, or $4.1 million, to $23.6 million for the six months ended March 31, 2005 from $19.5 million for the six months ended March 31, 2004.  The increases were attributable to an increase in our end user base, resulting in substantial growth in subscription and maintenance revenue.

Revenue from sales outside of North America accounted for 38.8% and 40.7% of total revenue for the three months ended March 31, 2005 and 2004, respectively, and 37.9% and 40.5% of total revenue for the six months ended March 31, 2005 and 2004, respectively.  The percent of total revenue from outside of North America decreased due to revenue from domestic growing at a faster rate than outside of North America.  Revenue from Japan was 17.7% and 20.0% of our total revenue in the three months ended March 31, 2005 and 2004, respectively, and 17.6% and 18.9% of total revenue for the six months ended March 31, 2005 and 2004, respectively.  No other country outside North America accounted for more than 10% of our total revenue in any of these periods.

Marubeni Solutions, our exclusive distributor for Japan, accounted for approximately 17.7% and 20.0% of our total revenue for the three months ended March 31, 2005 and 2004, respectively, and 17.6% and 18.9% of total revenue for the six months ended March 31, 2005 and 2004, respectively.  Broadcom Corporation accounted for approximately 10.3% of our total revenue for the three months ended March 31, 2004.  No other direct customer or distributor accounted for more than 10% of our total revenue during any of these periods.

Deferred revenue includes perpetual license fees for which all of the revenue recognition criteria had not been met, time-based license fees that have been invoiced and due for which we recognize revenue ratably over the term of the license period, and maintenance fees on perpetual licenses for which we also recognized revenue ratably over the term of the maintenance period.  Our total short term and long term deferred revenue increased to $13.7 million as of March 31, 2005 from $10.6 million as of September 30, 2004 and from $9.9 million as of March 31, 2004.

Product Revenue.  Product revenue increased by 66.8%, or $1.0 million, to $2.6 million for the three months ended March 31, 2005 from $1.6 million for the three months ended March 31, 2004, and increased by 5.5%, or $253,000 , to $4.8 million for the six months ended March 31, 2005 from $4.6 million for the six months ended March 31, 2004.  These increases were primarily due to a few major accounts purchasing additional perpetual licenses in the three months ended March 31, 2005.  As a percent of total revenue, product revenue increased to 21.2% for the three months ended March 31, 2005 from 16.1% for the three months ended March 31, 2004, and decreased to 20.4% for the six months ended March 31, 2005 from 23.5% for the six months ended March 31, 2004, as the sales of perpetual licenses was outpaced by growth in the sales of time-based licenses.

Subscription Revenue.  Subscription revenue increased by 19.5%, or $1.1 million, to $6.9 million for the three months ended March 31, 2005 from $5.8 million for the three months ended March 31, 2004, and increased by 32.9%, or $3.3 million, to $13.3 million for the six months ended March 31, 2005 from $10.0 million for the six months ended March 31, 2004.  The increases were primarily due to new customers purchasing time-based licenses, as well as existing customers purchasing additional time-based licenses and renewing their expired time-based licenses.  As a percent of total revenue, subscription revenue decreased to 55.7% for the three months ended March 31, 2005 from 58.8% for the three months ended March 31, 2004, but rose to 56.3% for the six months ended March 31, 2005 from 51.2% for the six months ended March 31, 2004.

Maintenance Revenue.  Maintenance revenue increased by 15.8%, or $390,000, to $2.9 million for the three months ended March 31, 2005 from $2.5 million for the three months ended March 31, 2004, and increased by 11.1%, or $550,000, to $5.5 million for the six months ended March 31, 2005 from $4.9 million for the six months ended March 31, 2004.  The increases in maintenance revenue were due to the increase in the number of perpetual licenses in the installed base.  As a percent of total revenue, maintenance revenue decreased to 23.1% for the three months ended March 31, 2005 from 25.1% for the three months ended March 31, 2004, and decreased to 23.3% for the six months ended March 31, 2005 from 25.3% for the six months ended March 31, 2004.

Cost of Revenue

Cost of Product Revenue.  Cost of product revenue consists primarily of royalties due from us to third parties under original equipment manufacturer arrangements.  We incur only minimal costs to deliver our software as the product and documentation are primarily sent electronically.  Our cost of product revenue decreased by 55.4%, or $41,000, to $33,000 for the three months ended March 31, 2005 from $74,000 for the three months ended March 31, 2004, and decreased by 60.0% or $99,000, to $66,000 for the six months ended March 31, 2005 from $165,000 for the six months ended March 31, 2004, due to a decrease in the sublicensing of third-party products.  As a percent of total revenue, the cost of product revenue decreased to 0.3% for the three and six months ended March 31, 2005 from 0.8% for the three and six months ended March 31, 2004.

Cost of Subscription Revenue.  Cost of subscription revenue consists primarily of personnel and allocated overhead expenses for support of time-based licenses.  Our cost of subscription revenue increased by 43.3%, or $45,000, to $149,000 for the three months ended March 31, 2005 from $104,000 for the three months ended March 31, 2004, and increased by 51.7% or $108,000, to $317,000 for the six months ended March 31, 2005 from $209,000 for the six months ended March 31, 2004.  The increases in cost of subscription revenue were primarily due to the increase in personnel and other costs associated with the support of a larger number of time-based licenses.  As a percent of total revenue, the cost of subscription revenue increased slightly to 1.2% for the three months ended March 31, 2005 from 1.1% for the three months ended March 31, 2005, and increased to 1.3% for the six months ended March 31, 2005 from 1.1% for the six months ended March 31, 2004.

Cost of Maintenance Revenue.  Cost of maintenance revenue consists primarily of personnel and other expenses related to providing maintenance support to our customers who purchase perpetual licenses.  Our cost of maintenance revenue increased by 43.2%, or $112,000, to $371,000 for the three months ended March 31, 2005 from $259,000 for the three months ended March 31, 2004, and increased by 54.2%, or $263,000, to $748,000 for the six months ended March 31, 2005 from $485,000 for the six months ended March 31, 2004.  The increases in cost of maintenance revenue were primarily due to increased costs of dedicated support personnel to provide support to a growing installed user base.  As a percent of total revenue, the cost of maintenance revenue increased to 3.0% for the three months ended March 31, 2005 from 2.6% for the three months ended March 31, 2004, and increased to 3.2% for the six months ended March 31, 2005 from 2.5% for the six months ended March 31, 2004.  The increase in the cost of maintenance revenue as a percent of total revenue was primarily due to the additional resources required in supporting an increasing number of perpetual licensees.

Operating Expenses

Research and Development.  Research and development expenses consist of engineering costs to develop new products, enhance existing products and perform quality assurance activities.  Our research and development expenses increased by 9.7%, or $195,000, to $2.2 million for the three months ended March 31, 2005 from $2.0 million for the three months ended March 31, 2004, and increased by 7.8%, or $314,000, to $4.4 million for the six months ended March 31, 2005 from $4.0 million for the six months ended March 31, 2004.  The increases in research and development expenses were primarily due to the hiring of additional research and development personnel.  Research and development headcount increased to 52 at March 31, 2005 from 48 at March 31, 2004.  As a percent of total revenue, research and development expenses decreased to 17.8% in the three months ended March 31, 2005 from 20.5% in the three months ended March 31, 2004, and decreased to 18.4% in the six months ended March 31, 2005 from 20.7% in the six months ended March 31, 2004.

Sales and Marketing.  Sales and marketing expenses consist primarily of salaries, commissions, travel, promotional and advertising costs.  Our sales and marketing expenses increased by 3.3%, or $88,000, to $2.8 million for the three months ended March 31, 2005 from $2.7 million for the three months ended March 31, 2004, and increased by 4.2%, or $224,000, to $5.6 million for the six months ended March 31, 2005 from $5.3 million for the six months ended March 31, 2004.  As a percent of total revenue, sales and marketing expenses decreased to 22.3% in the three months ended March 31, 2005 from 27.2% in the three months ended March 31, 2004, and decreased to 23.6% in the six months ended March 31, 2005 from 27.4% in the six months ended March 31, 2004.

General and Administrative.  General and administrative expenses include corporate, finance, human resource, administrative, legal and consulting expenses.  Our general and administrative expenses increased by 44.5%, or $1.6 million, to $5.2 million for the three months ended March 31, 2005 from $3.6 million for the three months ended March 31, 2004, and increased by 25.7%, or $1.9 million, to $9.3 million for the six months ended March 31, 2005 from $7.4 million for the six months ended March 31, 2004.  As a percent of total revenue, general and administrative expenses increased to 42.4% for the three months ended March 31, 2005 from 37.0% for the three months ended March 31, 2004, and increased to 39.4% for the six months ended March 31, 2005 from 37.9% for the six months ended March 31, 2004.  The increases in general and administrative expenses were primarily due to the increased legal fees related to the U.S. Federal Trade Commission’s anti-trust review of the proposed merger with Synopsys and other professional fees related to the proposed merger.  Legal fees related to our litigation and proposed merger and settlement with Synopsys increased by 38.9%, or $1.1 million, to $3.9 million for the three months ended March 31, 2005 from $2.8 million for the three months ended March 31, 2004, and increased by 12.3%, or $690,000, to $6.3 million for the six months ended March 31, 2005 from $5.6 million for the six months ended March 31, 2004.  General and administrative headcount remained at 13 at March 31, 2005 and March 31, 2004.  In the event the merger with Synopsys is not consummated, we expect the cost of the State Court Action and Federal Court Actions to increase substantially as we continue to defend ourselves vigorously and the lawsuits move toward trial.

Stock-Based Compensation.  Stock-based compensation expense decreased by 61.9%, or $135,000, to $83,000 for the three months ended March 31, 2005 from $218,000 for the three months ended March 31, 2004, and decreased by 58.8%, or $260,000, to $182,000 for the six months ended March 31, 2005 from $442,000 for the six months ended March 31, 2004.  As a percent of total revenue, stock-based compensation expense decreased to 0.7% for the three months ended March 31, 2005 from 2.2% for the three months ended March 31, 2004, and decreased to 0.8% for the six months ended March 31, 2005 from 2.3% for the six months ended March 31, 2004 due to increases in revenue.

Interest Income

Interest income increased by 107.9%, or $261,000, to $503,000 for the three months ended March 31, 2005 from $242,000 for the three months ended March 31, 2004, and increased by 87.9%, or $420,000, to $898,000 for the six months ended March 31, 2005 from $478,000 for the six months ended March 31, 2004 due to increases in cash and investment balances and interest rates.  As a percent of total revenue, interest income increased to 4.1% for the three months ended March 31, 2005 from 2.4% for the three months ended March 31, 2004, and increased to 3.8% for the six months ended March 31, 2005 from 2.4% for the six months ended March 31, 2004.

Other Expense, Net

Our other expense, net remained relatively small and was immaterial for the three and six months ended March 31, 2005 and 2004.

Income Taxes

The estimated effective tax rate for the fiscal year ending September 30, 2005 is 5.1% based on forecasted taxable income and expenses.  A tax provision has been recorded by applying such effective tax rate to the taxable loss for the six months ended March 31, 2005.

Liquidity and Capital Resources

As of March 31, 2005, we had cash, cash equivalents and short-term investments of $107.9 million and working capital of $16.5 million.

Net cash provided by operating activities was $4.8 million for the six months ended March 31, 2005, which resulted primarily from increases in accrued litigation settlement, other accrued liabilities and deferred revenue, partially offset by net loss and increases in deferred income taxes and accounts receivable.   Net cash provided by operating activities for the six months ended March 31, 2004 resulted primarily from net income and an increase in accounts payable, partially offset by a decrease in other accrued liabilities.

Net cash provided by investing activities was $4.5 million for the six months ended March 31, 2005, due to proceeds from maturity of investments, offset partially by the purchases of investment securities with maturities of 91 days to one year.  Net cash provided by investing activities was $1.6 million for the six months ended March 31, 2004.

Net cash provided by financing activities was $1.7 for the six months ended March 31, 2005, and $1.3 million for the six months ended March 31, 2004, consisting primarily of proceeds generated by stock option exercises and the employee stock purchase plan during both periods.

Capital expenditures were approximately $57,000 for the six months ended March 31, 2005 and $80,000 for the six months ended March 31, 2004.  Our capital expenditures consisted of purchases of computer equipment, software and office furniture and fixtures.

As of March 31, 2005, we had no borrowings, lines of credit, outstanding equipment leases or lease lines.

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

SFAS 123R will be effective for our fiscal year beginning October 1, 2005, and requires the use of the modified prospective application method.  Under this method SFAS 123R is applied to new awards and to awards modified, repurchased or cancelled after the effective date.  Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (such as unvested options) that are outstanding as of the date of adoption will be recognized as the remaining requisite services are rendered.  The compensation cost relating to unvested awards at the date of adoption will be based on the grant-date fair value of those awards as calculated for pro forma disclosures under the original SFAS 123.  In addition, companies may use the modified retrospective application method.  This method may be applied to all prior years for which the original SFAS 123 was effective or only to prior interim periods in the year of initial adoption.  If the modified retrospective application method is applied, financial statements for prior periods will be adjusted to give effect to the fair-value-based method of accounting for awards on a consistent basis with the pro forma disclosures required for those periods under the original SFAS 123.

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

The merger is subject to approval by various regulatory agencies, and there can be no assurance that the merger will be successfully completed.  The Federal Trade Commission has requested additional information and documentary material in connection with its review of the proposed merger, which resulted in an extension of the waiting period under the HSR Act.  In the event that the merger is not successfully completed, our results of operations and common stock price would be materially adversely affected.

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

On December 1, 2004, we and certain of our officers and directors were named in a class action complaint filed against us and certain of our officers and directors by Robert Israel in the Court of Chancery of the State of Delaware.  On March 16, 2005, the plaintiffs amended the original complaint, which as amended alleged that defendants entered into the merger agreement with Synopsys for inadequate consideration. The amended complaint also alleged that the merger agreement was an unlawful plan to shield our board of directors and certain members of our management from liability to Synopsys in the intellectual property litigation brought by Synopsys and to shield them from liability to us for claims asserted by the plaintiff in the pending derivative action against us and our directors filed on August 16, 2004. The amended complaint also included the allegation that the defendants failed to provide our public stockholders with material information and/or have provided the public stockholders with materially misleading information.  Plaintiff seeks to enjoin the proposed merger, or alternatively seeks damages if the proposed merger is consummated.  Prior to the due date for the answer to the complaint, the parties agreed that the defendants’ obligation to answer the plaintiff’s complaint would be adjourned until the plaintiff requests such a response on two weeks’ notice.  On April 7, 2005, the plaintiffs and the defendants, including our company, reached an agreement in principle to settle the litigation in exchange for (a) the payment of a settlement amount calculated by multiplying $0.15 times the number of shares of our common stock outstanding immediately prior to the effective time of the merger (excluding shares held by our officers and directors and the defendants in the intellectual property litigation brought by Synopsys), and (b) the disclosure of certain specified matters related to the merger in a proxy supplement that was mailed to the stockholders on April 15, 2005.  If the settlement is approved by the Court and the merger is completed, stockholders of record immediately prior to the merger (excluding our officers and directors and the defendants in the intellectual property litigation) will be entitled to receive in accordance with their respective interests the above-described cash settlement consideration. Such consideration would not be paid, however, until the settlement has been approved by the Court.  In addition, if the settlement is approved substantially in the form proposed, it will cause the dismissal of any and all claims arising in any court relating to, among other things, the merger and the derivative litigations.  In the event that the Court does not approve the proposed settlement, it could have an adverse effect on our business, financial condition, results of operations and cash flow as we would have to incur additional time and legal expenses to renegotiate the settlement.

On December 3, 2004, we and certain of our officers and directors were named in a complaint filed in the Superior Court of California, Santa Clara County.  The complaint is a purported stockholder class action brought by Frank A. Lettieri arising out of defendants’ conduct in selling our company to Synopsys at an allegedly inadequate and unfair price.  The plaintiffs allege that the defendants arrived at an unfair price so that at least two of its directors could avoid or significantly reduce their exposure in a pending lawsuit.  The plaintiffs allege that as a result of this conduct, the defendants breached fiduciary duties.  The plaintiffs allege that the defendants structured the terms of the proposed merger to fit the needs of Synopsys, instead of seeking to obtain the highest price reasonably available to us.  The complaint seeks an injunction of the acquisition, and the implementation of a procedure to ensure the highest possible price for stockholders.  The complaint also seeks to direct the individual defendants to exercise their fiduciary duties to obtain a transaction in the best interest of the stockholders at the highest price.  The complaint seeks to rescind the merger agreement and to impose a constructive trust upon any benefits improperly received by defendants as a result of improper conduct.  The parties filed a stipulation on April 22, 2005 extending the time for defendants to respond to the complaint until May 27, 2005.  The case is in the preliminary stages, and it is not possible for us to quantify the impact, if any, on our company.  An unfavorable outcome in this case could have a material adverse effect on our business, financial condition, results of operations and cash flow and our ability to complete the proposed merger.  In addition, the expense of defending any litigation may be costly and divert our attention from the day to day operations of our business.

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

We rely on additional perpetual and time-based license revenue from our existing customers, as well as annual maintenance renewals for our perpetual licenses and renewals of our time-based licenses when they expire.  Even if we are successful in generating revenue from our software to new customers, we would experience a substantial decline in revenue if our existing customers do not purchase additional licenses of our software or renew their expired time-based licenses or annual maintenance for perpetual licenses.  Since fiscal 2002, our revenue from perpetual licenses as a percent of total revenue has continued to decrease as a result of more customers’ preference to purchase time-based licenses and lower demand and average selling prices due to much tighter budgets.  Revenue from time-based licenses and maintenance has increased steadily over the last three fiscal years and, in the event the merger is not completed, we expect it to continue to increase.  For instance, for the six months ended March 31, 2005, 79.6% of our total revenue was derived from time-based licenses and maintenance as compared to 76.5% for the six months ended March 31, 2004.  As more of our revenue is attributable to time-based licenses, our revenue could decline materially if our customers do not renew their existing time-based licenses or purchase additional time-based licenses.

We are currently a defendant in three lawsuits brought by Synopsys and four other lawsuits brought by stockholders.  The prosecution of these lawsuits could have a substantial negative impact on our business.  Should Synopsys prevail, we may be required to pay substantial monetary damages or be prevented from selling our software.  We may also be required to pay substantial damages to settle the four stockholders’ lawsuits.

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

In June 2003, Synopsys filed a second complaint in the United States District Court, Northern District of California, San Francisco Division (Case No. C03-2664 RS) against us, alleging that our products, including but not limited to HSIM and HANEX software products, infringe Synopsys U.S. Patent No. 6,249,898 entitled “Methods and Systems for Reliability Analysis of CMOS VLSI Circuits Based on Stage Partitioning and Node Activities” (the “898 Patent”).  In July 2003, we filed an answer denying that we infringe the 898 Patent and asserting as defenses that the 898 Patent is invalid and unenforceable.  We also brought a declaratory judgment counterclaim seeking judgment that the 898 Patent is not infringed by us and that the 898 Patent is invalid and unenforceable.  In August 2003, Synopsys filed a motion to dismiss these defenses and counterclaims on the ground that we are barred from contesting the validity and enforceability of the 898 Patent based on the doctrine of assignor estoppel.  Synopsys’ motion also sought to strike our defenses of laches, patent misuse and unclean hands on the ground that we had not pleaded them with sufficient particularity.  We opposed Synopsys’ motions. In October 2003, the court denied Synopsys’ motion to dismiss and strike the invalidity and unenforceability defenses and counterclaims and granted Synopsys’ motion to strike the laches, patent misuse and unclean hands defenses with leave to amend the pleadings.  In March 2004, Synopsys filed a motion for partial summary judgment on the ground that we are barred from contesting the validity and enforceability of the 898 Patent based on the doctrine of assignor estoppel.  In April 2004, the court ruled that we are barred under the doctrine of assignor estoppel from asserting the 898 Patent is invalid or unenforceable by virtue of pre-assignment inequitable conduct.  The court issued a ruling construing the claims of the 898 Patent in July 2004.  The court had set the case for trial beginning on April 25, 2005, but on December 7, 2004, the court stayed the case in its entirety pending approval of the proposed merger discussed below.

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

In July 2004, we and certain of our officers and directors were named in a securities class action lawsuit filed in the United States District Court for the Northern District of California.  The complaint asserts claims against our company, Sang S. Wang, An-Chang Deng, Tammy Shu-Hua Liu and Yen-Son Huang on

behalf of a putative class of persons who purchased our stock between December 13, 2001 and June 11, 2004.  The class action alleges that the named defendants violated certain provisions of the Securities Exchange Act of 1934 by making materially false and misleading representations in press releases and financial statements filed with the SEC relating to our financial results.  The complaint’s allegations derive largely from allegations contained in the State Court Action, and derive from allegations contained in the complaint concerning the 053 Patent.  A second class action was filed on September 9, 2004 in the United States District Court for the Northern District of California.  On September 27, 2004, one plaintiff moved for lead plaintiff status in the first filed class action.  These two cases were consolidated on October 7, 2004.  On November 4, 2004, the judge granted the motion of NECA-IBEW Pension Fund for appointment as lead plaintiff.  In late January 2005, the parties reached an agreement in principle to resolve this matter for a payment to the class in the amount of $9.0 million.  The settlement is subject to preliminary and final approval by the court.  The settlement hearing is scheduled to take place on June 22, 2005.

On August 16, 2004, a purported derivative complaint was filed against us and our directors in the Court of Chancery of the State of Delaware.  This complaint alleged that the board of directors breached its fiduciary duty by failing to appoint a special committee to investigate the claims asserted in the Synopsys litigation and by allowing two directors to destroy evidence in the State Court Action.  The complaint also alleges that the board of directors breached its fiduciary duty by allowing our company to go public with the knowledge of the alleged trade secret misappropriation and by causing the issuance of allegedly false public statements regarding our financial condition on account of this alleged misappropriation.  The complaint seeks equitable relief and an unspecified amount of damages on behalf of our company.  On October 15, 2004, the defendants filed a motion to Dismiss or Stay on the grounds that the case is not ripe for adjudication and also filed a Motion for Protective Order Staying Discovery.  On December 3, 2004, plaintiff filed oppositions to these motions.  On January 5, 2005, the parties stipulated to stay this matter until such time as plaintiff’s counsel provides two weeks’ notice to defendants that the stay shall be lifted.  The Judge signed the order staying the case on January 5, 2005 and conditioned the stay on the parties providing status reports to the court on a quarterly basis.  The case is still in the preliminary stages, and it is not possible for us to quantify the impact, if any, on our company.  An unfavorable outcome in this case could have a material adverse effect on our business, financial condition, results of operations and cash flow.  In addition, the expense of defending any litigation may be costly and divert management’s attention from the day to day operations of our business.

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

Approximately 75.1% and 71.6% of our total revenue for the six months ended March 31, 2005 and 2004, respectively, was from our direct sales efforts.  Our software requires sophisticated sales efforts by experienced and knowledgeable personnel.  Competition for these individuals is intense due to the limited number of people available with the necessary sales experience and technical understanding of electronic design automation products.  Hiring customer service and support personnel is also very competitive in our industry due to the limited number of people available with the necessary technical skills.  Furthermore, uncertainty created by the announcement of the merger may adversely impact our ability to retain employees in spite of the employee retention bonus plan we implemented in connection with the merger agreement.  Our sales and support staff consisted of 45 persons as of March 31, 2005.  If we are unable to successfully train and integrate sales and support personnel and continue to identify, hire, train and retain new qualified individuals, our revenue may not grow.

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

A majority of our sales outside North America and Europe are conducted through distributors.  Sales by our distributors accounted for approximately 24.9% and 28.4% of our total revenue in the six months ended March 31, 2005 and 2004, respectively.  We rely on Marubeni Solutions as the exclusive distributor of our software in Japan.  Sales to Marubeni Solutions accounted for 17.6% and 18.9% of our total revenue in the six months ended March 31, 2005 and 2004, respectively.  We cannot be certain that we will be able to attract distributors that market our software effectively or provide timely and cost effective user support and service.  Further, our agreements with our distributors do not obligate the distributor to purchase any amount of licenses of our software or sell licenses of our software.  Consequently, one or more of our distributors may not continue to represent our software or devote a sufficient amount of effort and resources to selling our licenses of software in their territories.  We may from time to time be forced to terminate relationships with distributors who do not maintain an appropriate level of sales.  We may also decide to sell our software in a particular territory directly and terminate relationships with a particular distributor.  As a result, our sales in a given territory may decrease substantially or cease until a suitable replacement distributor can be found or we are able to establish or provide adequate sales and support efforts for that territory.  Even if we are successful in selling licenses of our software through new distributors, the rate of growth of our total revenue could be harmed if our existing distributors do not continue to sell licenses of our software.  In addition, uncertainty created by the announcement of the merger may adversely impact our relationships with existing distributors.

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

Although we had net income for the four years ended September 30, 2003, we incurred losses for the quarter and year ended September 30, 2004 and for the six months ended March 31, 2005, and we may incur losses in the future.  In order to fund our growth and implement our strategies, we must continue to increase our investment in research and development, sales and marketing and other operations.  Our litigation related costs also increased substantially in fiscal 2004 as compared to fiscal 2003 and, in the event the proposed merger with Synopsys is not consummated, we expect these costs to increase substantially in fiscal 2005.  As a result, we expect to incur substantial losses and the market price of our common stock may decline, perhaps substantially.

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

Customers outside North America accounted for 37.9% and 40.5% of our total revenue in the six months ended March 31, 2005 and 2004, respectively.  We have limited experience marketing and directly licensing our software internationally.

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

We had 113 employees as of March 31, 2005 and expect our headcount to double over the next two to three fiscal years to the extent we remain a stand-alone company.  Our productivity and the quality of our software may be adversely affected if we do not integrate, train and motivate our new employees quickly and effectively and manage our resources efficiently.  We also cannot be sure that our revenue will continue to grow at a sufficient rate to absorb the costs associated with the increased personnel.

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

We have not yet quantified the effects of the adoption of SFAS 123R, but it we expect that the new standard may result in significant stock-based compensation expense.  The pro forma effects on net income and earnings per share if we had applied the fair value recognition provisions of original SFAS 123 on stock compensation awards (rather than applying the intrinsic value measurement provisions of Opinion 25) are disclosed on page 10.  Although such pro forma effects of applying original SFAS 123 may be indicative of the effects of adopting SFAS 123R, the provisions of these two statements differ in some important respects.  The actual effects of adopting SFAS 123R will be dependent on numerous factors including, but not limited to, the valuation model chosen by us to value stock-based awards; the assumed award forfeiture rate; the accounting policies adopted concerning the method of recognizing the fair value of awards over the requisite service period; and the transition method (as described below) chosen for adopting SFAS 123R.  SFAS 123R will be effective for our fiscal year beginning October 1, 2005, and requires the use of the modified prospective application method which would significantly increase our non-cash operating expenses and result in operating losses which may adversely impact our stock prices.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We develop products primarily in the United States and sell those products primarily in North America, Europe and Japan.  Our revenue for sales outside of North America was approximately 38.8% in the three months ended March 31, 2005, 40.7% in the three months ended March 31, 2004, 37.9% in the six months ended March 31, 2005 and 40.5% in the six months ended March 31, 2004.  As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets.  As all of our sales are currently made in United States dollars, a strengthening of the United States dollar could make our software less competitive in foreign markets.

Our interest income is sensitive to changes in the general level of United States interest rates, particularly since the majority of our investments are in short-term instruments.  The fair value of fixed rate securities may be adversely impacted because of changes in short-term interest rates and credit ratings.

Therefore, our future interest income may be negatively affected by changes in interest rates or we may suffer principal losses if we were to sell securities that have declined in value because of changes in interest rates or issuer credit ratings.  A sensitivity analysis assuming a hypothetical 10% movement in interest rates applied to our cash equivalent and short-term investments balances at March 31, 2005 would change interest income by approximately $200,000 on an annual basis.  However, due to the nature of our short-term investments, we have concluded that we do not have material market risk exposure.  We do not hold or issue derivatives, derivative commodity instruments or other financial instruments for trading or speculative purposes.

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

As of March 31, 2005, our cash, cash equivalents and short-term investments consisted primarily of demand deposits, money market funds and corporate notes held by large institutions in the United States and agency securities of the United States government and state municipalities.

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

In June 2003, Synopsys filed a second complaint in the United States District Court, Northern District of California, San Francisco Division (Case No. C03-2664 RS) against us, alleging that our products, including but not limited to HSIM and HANEX software products, infringe Synopsys U.S. Patent No. 6,249,898 entitled “Methods and Systems for Reliability Analysis of CMOS VLSI Circuits Based on Stage Partitioning and Node Activities” (the “898 Patent”).  In July 2003, we filed an answer denying that we infringe the 898 Patent and asserting as defenses that the 898 Patent is invalid and unenforceable.  We also brought a declaratory judgment counterclaim seeking judgment that the 898 Patent is not infringed by us and that the 898 Patent is invalid and unenforceable.  In August 2003, Synopsys filed a motion to dismiss these defenses and counterclaims on the ground that we are barred from contesting the validity and enforceability of the 898 Patent based on the doctrine of assignor estoppel.  Synopsys’ motion also sought to strike our defenses of laches, patent misuse and unclean hands on the ground that we had not pleaded them with sufficient particularity.  We opposed Synopsys’ motions.  In October 2003, the court denied Synopsys’ motion to dismiss and strike the invalidity and unenforceability defenses and counterclaims and granted Synopsys’ motion to strike the laches, patent misuse and unclean hands defenses with leave to amend the pleadings.  In March 2004, Synopsys filed a motion for partial summary judgment on the ground that we are barred from contesting the validity and enforceability of the 898 Patent based on the doctrine of assignor estoppel.  In April 2004, the court ruled that we are barred under the doctrine of assignor estoppel from asserting the 898 Patent is invalid or unenforceable by virtue of pre-assignment inequitable conduct.  The court issued a ruling construing the claims of the 898 Patent in July 2004.  The court had set the case for trial beginning on April 25, 2005, but on December 7, 2004, the court stayed the case in its entirety pending approval of the proposed merger discussed below.

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

In July 2004, we and certain of our officers and directors were named in a securities class action lawsuit filed in the United States District Court for the Northern District of California.  The complaint asserts claims against our company, Sang S. Wang, An-Chang Deng, Tammy Shu-Hua Liu and Yen-Son Huang on behalf of a putative class of persons who purchased our stock between December 13, 2001 and June 11, 2004.  The class action alleges that the named defendants violated certain provisions of the Securities Exchange Act of 1934 by making materially false and misleading representations in press releases and financial statements filed with the SEC relating to our financial results.  The complaint’s allegations derive largely from allegations contained in the State Court Action, and derive from allegations contained in the complaint concerning the 053 Patent.  A second class action was filed on September 9, 2004 in the United States District Court for the Northern District of California.  On September 27, 2004, one plaintiff moved for lead plaintiff status in the first filed class action.  These two cases were consolidated on October 7, 2004.  On November 4, 2004, the judge granted the motion of NECA-IBEW Pension Fund for appointment as lead plaintiff.  In late January 2005, the parties reached an agreement in principle to resolve this matter for a payment to the class in the amount of $9.0 million.  The settlement is subject to preliminary and final approval by the court.  The settlement hearing is scheduled to take place on June 22, 2005.

On August 16, 2004, a purported derivative complaint was filed against us and our directors in the Court of Chancery of the State of Delaware.  This complaint alleged that the board of directors breached its fiduciary duty by failing to appoint a special committee to investigate the claims asserted in the Synopsys litigation and by allowing two directors to destroy evidence in the State Court Action.  The complaint also alleges that the board of directors breached its fiduciary duty by allowing our company to go public with the knowledge of the alleged trade secret misappropriation and by causing the issuance of allegedly false public statements regarding our financial condition on account of this alleged misappropriation.  The complaint seeks equitable relief and an unspecified amount of damages on behalf of our company.  On October 15, 2004, the defendants filed a motion to Dismiss or Stay on the grounds that the case is not ripe for adjudication and also filed a Motion for Protective Order Staying Discovery.  On December 3, 2004, plaintiff filed oppositions to these motions.  On January 5, 2005, the parties stipulated to stay this matter until such time as plaintiff’s counsel provides two weeks’ notice to defendants that the stay shall be lifted.  The Judge signed the order staying the case on January 5, 2005 and conditioned the stay on the parties providing status reports to the court on a quarterly basis.  The case is still in the preliminary stages, and it is not possible for us to quantify the impact, if any, on our company.  An unfavorable outcome in this case could have a material adverse effect on our business, financial condition, results of operations and cash flow.  In addition, the expense of defending any litigation may be costly and divert management’s attention from the day to day operations of our business.

On December 1, 2004, we and certain of our officers and directors were named in a class action complaint filed against us and certain of our officers and directors by Robert Israel in the Court of Chancery of the State of Delaware.  On March 16, 2005, the plaintiffs amended the original complaint, which as amended alleged that defendants entered into the merger agreement with Synopsys for inadequate consideration. The amended complaint also alleged that the merger agreement was an unlawful plan to shield our board of directors and certain members of our management from liability to Synopsys in the intellectual property litigation brought by Synopsys and to shield them from liability to us for claims asserted by the plaintiff in the pending derivative action against us and our directors filed on August 16, 2004. The amended complaint also included the allegation that the defendants failed to provide our public stockholders with material information and/or have provided the public stockholders with materially misleading information.  Plaintiff seeks to enjoin the proposed merger, or alternatively seeks damages if the proposed merger is consummated.  Prior to the due date for the answer to the complaint, the parties agreed that the defendants’ obligation to answer the plaintiff’s complaint would be adjourned until the plaintiff requests such a response on two weeks’ notice.  On April 7, 2005, the plaintiffs and the defendants, including our company, reached an agreement in principle to settle the litigation in exchange for (a) the payment of a settlement amount calculated by multiplying $0.15 times the number of shares of our common stock outstanding immediately prior to the effective time of the merger (excluding shares held by our officers and directors and the defendants in the intellectual property litigation brought by Synopsys), and (b) the disclosure of certain specified matters related to the merger in a proxy supplement that was mailed to the stockholders on April 15, 2005.  If the settlement is approved by the Court and the merger is completed, stockholders of record immediately prior to the merger (excluding our officers and directors and the defendants in the intellectual property litigation) will be entitled to receive in accordance with their respective interests the above-described cash settlement consideration. Such consideration would not be paid, however, until the settlement has been approved by the Court.  In addition, if the settlement is approved substantially in the form proposed, it will cause the dismissal of any and all claims arising in any court relating to, among other things, the merger and the derivative litigations.  In the event that the Court does not approve the proposed settlement, it could have an adverse effect on our business, financial condition, results of operations and cash flow as we would have to incur additional time and legal expenses to renegotiate the settlement.

On December 3, 2004, we and certain of our officers and directors were named in a complaint filed in the Superior Court of California, Santa Clara County.  The complaint is a purported stockholder class action brought by Frank A. Lettieri arising out of defendants’ conduct in selling our company to Synopsys at an allegedly inadequate and unfair price.  The plaintiffs allege that the defendants arrived at an unfair price so that at least two of its directors could avoid or significantly reduce their exposure in a pending lawsuit.  The plaintiffs allege that as a result of this conduct, the defendants breached fiduciary duties.  The plaintiffs allege that the defendants structured the terms of the proposed merger to fit the needs of Synopsys, instead of seeking to obtain the highest price reasonably available to us.  The complaint seeks an injunction of the acquisition, and the implementation of a procedure to ensure the highest possible price for stockholders.  The complaint also seeks to direct the individual defendants to exercise their fiduciary duties to obtain a transaction in the best interest of the stockholders at the highest price.  The complaint seeks to rescind the merger agreement and to impose a constructive trust upon any benefits improperly received by defendants as a result of improper conduct.  The parties filed a stipulation on April 22, 2005 extending the time for defendants to respond to the complaint until May 27, 2005.  The case is in the preliminary stages, and it is not possible for us to quantify the impact, if any, on our company.  An unfavorable outcome in this case could have a material adverse effect on our business, financial condition, results of operations and cash flow and our ability to complete the proposed merger.  In addition, the expense of defending any litigation may be costly and divert our attention from the day to day operations of our business.

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

Date: May 10, 2005

	By:	/s/ Sang S. Wang
Sang S. Wang
Chief Executive Officer and Chairman (Principal Executive Officer)

	By:	/s/ Tammy S. Liu
Tammy S. Liu
Vice President of Finance and Administration and Chief Financial Officer (Principal Financial and Accounting Officer)